Form 10QSB
period 2000-03-31
WARRENSBURG ENTERPRISES INC
filed 2000-11-01
CIK 1102743

WARRENSBURG ENTERPRISES, INC.



                          FILING TYPE:     10QSB
                          DESCRIPTION:     QUARTERLY  REPORT
                          FILING DATE:     OCTOBER  27,  2000
                          PERIOD  END:     MARCH  31,  2000


                    PRIMARY  EXCHANGE:     N/A
                               TICKER:     N/A

                                    TABLE OF CONTENTS



--------------------------------------------------------------------------------
             To jump to a section, double-click on the section name.

                                      10QSB


PART  I . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3
ITEM  1 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3
INCOME  STATEMENT . . . . . . . . . . . . . . . . . . . . . . . . . .  3
TABLE 2 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  4
CASH  FLOW  STATEMENT . . . . . . . . . . . . . . . . . . . . . . . .  5
ITEM  2 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  7
PART  II . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   8
ITEM  1 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  8
ITEM  2 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  8
ITEM  3 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  8
ITEM  4 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  9
ITEM  5 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  9
ITEM  6 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  9

                                      EX-27

EX-27 . . . . . . . . . . . . . . . . . . . ERROR! BOOKMARK NOT DEFINED.




--------------------------------------------------------------------------------

                     U.S.  Securities  and  Exchange  Commission
                             Washington,  D.C.  20549

                                   Form  10-QSB

                QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)
                     OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

For  the  quarter  ended  March 31, 2000
Commission  file  no.  0-28835


                          Warrensburg Enterprises, Inc.
          -----------------------------------------------------------------
                 (Name  of  Small  Business  Issuer  in  its  Charter)

         Florida                                            65-0963962
------------------------------------                    ------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                               Identification No.)

22154  Martella  Avenue
Boca  Raton,  Florida                                               33433
-------------------------------------                   ------------------------
(Address of principal executive offices)                        (Zip Code)


Issuer's  telephone  number:  (561)  451-9674

Securities  to  be  registered  under  Section  12(b)  of  the  Act:


     Title  of  each  class                          Name  of  each exchange
                                                       on which registered

         None                                               None
--------------------------                        -----------------------------

Securities  to  be  registered  under  Section  12(g)  of  the  Act:

                    Common  Stock,  $.001  par  value  per  share
            --------------------------------------------------------
                                (Title  of  class)



     Indicate by Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              Yes    X                No
                    ---                    ---

     As of March 31, 2000, there are 1,000,000 shares of voting stock of the registrant issued and outstanding.

                                     PART  I

Item  1.                    Financial  Statements


WARRENSBURG  ENTERPRISES,  INC.
TABLE  OF  CONTENTS


                                                               Page

Balance  Sheet                                                 F-2

Statement  of  Operations  and  Accumulated  Deficit           F-3

Statement  of  Changes  in  Stockholders'  Equity              F-4

Statement  of  Cash  Flows                                     F-5

Notes  to  Financial  Statements                               F-6

WARRENSBURG ENTERPRISES, INC.
(A Development Stage Company)

BALANCE SHEET


March 31,                                                                2000
--------------------------------------------------------------  --------------

ASSETS

Current assets:
    Cash                                                           $        -

Intangible assets:
    Organizational costs
    (Less accumulated depreciation)                                     5,699
--------------------------------------------------------------  --------------

TOTAL CURRENT ASSETS                                                    5,699
--------------------------------------------------------------  --------------



LIABILITIES

Current Liabilities:
    Accrued expenses                                               $        -
--------------------------------------------------------------  --------------

TOTAL CURRENT LIABILITIES                                                   -
--------------------------------------------------------------  --------------

STOCKHOLDERS' EQUITY

Common stock - $.001 par value - 10,000,000 shares authorized
      1,000,000 shares issued and outstanding                           1,000
Preferred stock - no par value - 10,000,000 shares authorized
     No shares issued or outstanding                                        -
               Additional paid-in-capital                               6,079
               Accumulated deficit                                     (1,380)
--------------------------------------------------------------- --------------

TOTAL STOCKHOLDERS' EQUITY                                              5,699
--------------------------------------------------------------- --------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $    5,699
--------------------------------------------------------------- --------------


     The accompanying notes are an integral part of the Financial Statements

WARRENSBURG ENTERPRISES, INC.
(A Development Stage Company)

STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT


For the period December 6, 1999 (date of inception) to March 31, 2000
--------------------------------------------------------------  ---------------

Revenues                                                        $            -
--------------------------------------------------------------  ---------------

Operating expenses:
    Amortization                                   $     380
    Professional fees                                  1,000
 Net loss for period                                                    (1,380)
--------------------------------------------------------------  ---------------

Loss before income taxes                                                (1,380)
--------------------------------------------------------------  ---------------
Income  taxes                                                                -
--------------------------------------------------------------  ---------------

Net loss                                                                (1,380)
--------------------------------------------------------------  ---------------

Accumulated deficit - March  31, 2000                           $       (1,380)
--------------------------------------------------------------  ---------------

Net loss per share                                              $      (0.0014)
--------------------------------------------------------------  ---------------


     The accompanying notes are an integral part of the Financial Statements

WARRENSBURG ENTERPRISES, INC.
(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY




For the period December 6, 1999 (date of inception) to March 31,  2000
------------------------------------------------------------------------------


                                                                         Additional
                                    Number of        Preferred  Common   Paid - In   Accumulated
                                    Shares           Stock      Stock    Capital     Deficit      Total
----------------------------------  ---------------  ---------  -------  ----------  -----------  -----------
Issuance of Common Stock:
     December 6, 1999                     1,000,000          -    1,000       6,079           -        7,079

Net Loss                                          -          -        -           -      (1,380)      (1,380)
----------------------------------  ---------------  ---------  -------  ----------  -----------  -----------

                                          1,000,000  $       -  $ 1,000   $   6,079  $   (1,380)  $    5,699
----------------------------------  ---------------  ---------  -------  ----------  -----------  -----------


     The accompanying notes are an integral part of the Financial Statements

WARRENSBURG ENTERPRISES, INC.
(A Development Stage Company)

Statement of Cash Flows


For the period December 6, 1999 (date of inception) to March 31, 2000
------------------------------------------------------------------  --------------
Operating Activities:
        Net loss                                                     $     (1,380)
     Adjustments to reconcile net loss to net cash
         used by operating activities:
             Increase in:
                 Issuance of common stock for services                          -

------------------------------------------------------------------  --------------
Net cash used by operating activities                                      (1,380)
------------------------------------------------------------------  --------------

Financing activities:
     Issuance of Common Stock                                               1,000
------------------------------------------------------------------  --------------

Net cash provided by financing activities                                   1,000
------------------------------------------------------------------  --------------

Net increase in cash                                                            -
------------------------------------------------------------------  --------------

 Cash-March 31, 2000                                               $            -
------------------------------------------------------------------  --------------


     The accompanying notes are an integral part of the Financial Statements

WARRENSBURG  ENTERPRISES,  INC.
Notes  to  Financial  Statements

Note  A  -  Summary  of  Significant  Accounting  Policies:

Organization

Warrensburg  Enterprises,  Inc.  (a  development  stage  company)  is  a Florida
Corporation  incorporated  on  December  6,  1999.

The Company conducts business from its headquarters in Boca Raton, FL. The Company has not yet engaged in its expected operations. The future operations will be to merge with or acquire an existing company.

The Company is in the development stage and has not yet acquired the necessary operating assets; nor has it begun any part of its proposed business. While the Company is negotiating with prospective personnel and potential customer distribution channels, there is no assurance that any benefit will result from such activities. The Company will not receive any operating revenues until the commencement of operations, but will continue to incur expenses until then.

Accounting  Method

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year end.

Start  -  Up  Costs

Start  -  up  and  organization  costs  are  being  expensed  as  incurred.

Loss  Per  Share

The computation of loss per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

Use  of  Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.


Note  B  -  Stockholders'  Equity:

The Company has authorized 10,000,000 shares of $.001 par value common stock. On December 6, 1999, the company authorized and issued 1,000,000 shares of restricted common stock and approximately forty-three investors for $1,000 in cash.

Interim  Financial  Statements

The March 31, 2000 interim financial statements include all adjustments, which in the opinion of management are necessary in order to make the financial statements not misleading.

Note  C  -  Income  Taxes:

The Company has a net operating loss carry forward of $1,380 that may be offset against future taxable income. If not used, the carry forward will expire in 2020.

The amount recorded as deferred tax assets, cumulative, as of March 31, 2000 is $150, which represents the amounts of tax benefits of loss carry-forwards. The Company has established a valuation allowance for this deferred tax asset of $150, as the Company has no history of profitable operations.

Note  D  -  Going  Concern:

As shown in the accompanying financial statements, the Company incurred a net loss of $1,000 from December 6, 1999 (date of inception) through March 31, 2000. The ability of the Company to continue as a going concern is dependent upon commencing operations and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking a merger partner or an acquisition candidate to allow it to begin its planned operations.

Item  2.  Management's  Discussion  and  Analysis  or  Plan  of  Operation

General

          The Company is considered a development stage company with limited assets or capital, and with no operations or income. The costs and expenses associated with the preparation and filing of this registration statement and other operations of the Company have been paid for by a shareholder, specifically Shelley Goldstein. Shelley Goldstein has agreed to pay future costs associated with filing future reports under Exchange Act of 1934 if the Company is unable to do so. It is anticipated that the Company will require only nominal capital to maintain the corporate viability of the Company and any additional needed funds will most likely be provided by the Company's existing shareholders or its sole officer and director in the immediate future. Current shareholders have not agreed upon the terms and conditions of future financing and such undertaking will be subject to future negotiations, except for the express commitment of Shelley Goldstein to fund required 34 Act filings. Repayment of any such funding will also be subject to such negotiations. However, unless the Company is able to facilitate an acquisition of or merger with an operating business or is able to obtain significant outside financing, there is substantial doubt about its ability to continue as a going concern.

          Management plans may but do not currently provide for experts to secure a successful acquisition or merger partner so that it will be able to continue as a going concern. In the event such efforts are unsuccessful, contingent plans have been arranged to provide that the current Director of the Company is to fund required future filings under the 34 Act, and existing shareholders have expressed an interest in additional funding if necessary to continue the Company as a going concern.

Plan  of  Operation

         During the next twelve months, the Company will actively seek out and investigate possible business opportunities with the intent to acquire or merge with one or more business ventures. In its search for business opportunities, management will follow the procedures outlined in Item 1 above. Because the Company has limited funds, it may be necessary for the sole officer and director to either advance funds to the Company or to accrue expenses until such time as a successful business consolidation can be made. The Company will not be make it a condition that the target company must repay funds advanced by its officers and directors. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. Further, the Company's directors will defer any compensation until such time as an acquisition or merger can be accomplished and will strive to have the business opportunity provide their remuneration. However, if the Company engages outside advisors or consultants in its search for business opportunities, it may be necessary for the Company to attempt to raise additional funds. As of the date hereof, the Company has not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital. In the event the Company does need to raise capital most likely the only method available to the Company would be the private sale of its securities. Because of the nature of the Company as a development stage company, it is unlikely that it could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. There can be no assurance that the Company will able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

         The Company does not intend to use any employees, with the possible exception of part-time clerical assistance on an as-needed basis. Outside advisors or consultants will be used only if they can be obtained for minimal cost or on a deferred payment basis. Management is convinced that it will be able to operate in this manner and to continue its search for business opportunities during the next twelve months.

Forward-Looking  Statements

         This Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-QSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), finding suitable merger or acquisition candidates, expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

PART  II

Item  1.  Legal  Proceedings.

         The Company is currently not a party to any pending legal proceedings and no such action by, or to the best of its knowledge, against the Company has been threatened.

Item  2.  Changes  in  Securities  and  Use  of  Proceeds

         None

Item  3.  Defaults  in  Senior  Securities

         None

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders.

         No matter was submitted during the quarter ending March 31, 2000, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item  5.  Other  Information

         None

Item  6.  Exhibits  and  Reports  on  Form  8-K

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.    Description
-----------    ----------------------------------------------------

3(i).1         Articles  of  Incorporation  filed  December  6,  1999

3(ii).1        By-laws

27       *     Financial  Data  Schedule
----------------

(1) Incorporated herein by reference to the Company's Registration Statement on Form 10-SB.

*    Filed  herewith

     (b)  No  Reports on Form 8-K were filed during the quarter  ended March 31,
2000

                                   Signatures

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                      Provence  Capital  Corporation,  Inc.
                               (Registrant)

          Date: October 16, 2000      BY:  /s/  Shelley  Goldstein
                                         -----------------------------------
                                         Shelley  Goldstein,  President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Date                Signature                          Title
  -------               ---------------------------        -------------

October 16, 2000        BY:  /s/  Shelley  Goldstein
                        -------------------------------    President, Secretary,
                             Shelley  Goldstein            Treasurer,  Director