Form 10QSB
period 2000-09-30
WARRENSBURG ENTERPRISES INC
filed 2000-11-01
CIK 1102743

WARRENSBURG ENTERPRISES, INC.



                          FILING TYPE:     10QSB
                          DESCRIPTION:     QUARTERLY  REPORT
                          FILING DATE:     OCTOBER  27,  2000
                          PERIOD  END:     SEPTEMBER  30,  2000


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

For  the  quarter  ended  September  30, 2000
Commission  file  no.  0-28835


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

              Yes    X                No
                    ---                    ---

     As of September 30, 2000, there are 1,000,000 shares of voting stock of the registrant issued and outstanding.

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


                                                               Page

Balance  Sheet                                                 F-2

Statement  of  Operations  and  Accumulated  Deficit           F-3

Statement  of  Changes  in  Stockholders'  Equity              F-4

Statement  of  Cash  Flows                                     F-5

Notes  to  Financial  Statements                               F-6

WARRENSBURG ENTERPRISES, INC.
(A Development Stage Company)

BALANCE SHEET


September 30,                                                             2000
--------------------------------------------------------------  --------------

ASSETS

Current assets:
    Cash                                                           $        -

Intangible assets:
    Organizational costs
    (Less accumulated depreciation)                                     5,091
--------------------------------------------------------------  --------------

TOTAL CURRENT ASSETS                                                    5,091
--------------------------------------------------------------  --------------



LIABILITIES

Current Liabilities:
    Accrued expenses                                               $        -
--------------------------------------------------------------  --------------

TOTAL CURRENT LIABILITIES                                                   -
--------------------------------------------------------------  --------------

STOCKHOLDERS' EQUITY

Common stock - $.001 par value - 10,000,000 shares authorized
      1,000,000 shares issued and outstanding                           1,000
Preferred stock - no par value - 10,000,000 shares authorized
     No shares issued or outstanding                                        -
               Additional paid-in-capital                               6,079
               Accumulated deficit                                     (1,988)
--------------------------------------------------------------- --------------

TOTAL STOCKHOLDERS' EQUITY                                              5,091
--------------------------------------------------------------- --------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $    5,091
--------------------------------------------------------------- --------------


     The accompanying notes are an integral part of the Financial Statements

WARRENSBURG ENTERPRISES, INC.
(A Development Stage Company)

STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT


For the period July 1, 1999  to September  30, 2000
--------------------------------------------------------------  ---------------

Revenues                                                        $            -
--------------------------------------------------------------  ---------------

Operating expenses:
    Amortization                                   $     304
      Net loss for period                                                 (304)
--------------------------------------------------------------  ---------------

Loss before income taxes                                                  (304)
--------------------------------------------------------------  ---------------
Income  taxes                                                                -
--------------------------------------------------------------  ---------------

Net loss                                                                  (304)
--------------------------------------------------------------  ---------------

Accumulated deficit - September  30, 2000                       $       (1,988)
--------------------------------------------------------------  ---------------

Net loss per share                                              $       (0.002)
--------------------------------------------------------------  ---------------


     The accompanying notes are an integral part of the Financial Statements

WARRENSBURG ENTERPRISES, INC.
(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY




For the period July  1, 2000 to September 30, 2000
------------------------------------------------------------------------------


                                                                         Additional
                                    Number of        Preferred  Common   Paid - In   Accumulated
                                    Shares           Stock      Stock    Capital     Deficit      Total
----------------------------------  ---------------  ---------  -------  ----------  -----------  -----------
Issuance of Common Stock:                         -          -        -       7,079           -        7,079

Net Loss                                          -          -        -           -      (1,988)      (1,988)
----------------------------------  ---------------  ---------  -------  ----------  -----------  -----------

                                                  -  $       -  $     -   $   7,079  $   (1,988)  $    5,091
----------------------------------  ---------------  ---------  -------  ----------  -----------  -----------


     The accompanying notes are an integral part of the Financial Statements

WARRENSBURG ENTERPRISES, INC.
(A Development Stage Company)

Statement of Cash Flows


For the period July 1, 2000  to  September 30,2000
------------------------------------------------------------------  --------------
Operating Activities:
        Net loss                                                     $     (  304)
     Adjustments to reconcile net loss to net cash
         used by operating activities:
             Increase in:
                 Issuance of common stock for services                          -

------------------------------------------------------------------  --------------
Net cash used by operating activities                                      (  304)
------------------------------------------------------------------  --------------

Financing activities:
     Issuance of Common Stock                                                   -
------------------------------------------------------------------  --------------

Net cash provided by financing activities                                       -
------------------------------------------------------------------  --------------

Net increase in cash                                                            -
------------------------------------------------------------------  --------------

 Cash September 30, 2000                                            $           -
------------------------------------------------------------------  --------------


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

Interim  Financial  Statements

The September 30, 2000 interim financial statements include all adjustments, which in the opinion of management are necessary in order to make the financial statements not misleading.

Note  C  -  Income  Taxes:

The Company has a net operating loss carry forward of $1,988 that may be offset against future taxable income. If not used, the carry forward will expire in 2020.

The amount recorded as deferred tax assets, cumulative, as of September 30,2000 is $150, which represents the amounts of tax benefits of loss carry-forwards. The Company has established a valuation allowance for this deferred tax asset of $150, as the Company has no history of profitable operations.

Note  D  -  Going  Concern:

As shown in the accompanying financial statements, the Company incurred a net loss of $1,000 from December 6, 1999 (date of inception) through September 30, 2000. The ability of the Company to continue as a going concern is dependent upon commencing operations and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking a merger partner or an acquisition candidate to allow it to begin its planned operations.

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

         None

Item  3.  Defaults  in  Senior  Securities

         None

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders.

     No matter was submitted during the quarter ending September 30, 2000, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

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

3(i).1         Articles  of  Incorporation  filed  December  6,  1999

3(ii).1        By-laws

27       *     Financial  Data  Schedule
----------------

(1) Incorporated herein by reference to the Company's Registration Statement on Form 10-SB.

*    Filed  herewith

    (b) No Reports on Form 8-K were filed during the quarter ended September 30, 2000

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