Form 10QSB
period 2001-03-31
WARRENSBURG ENTERPRISES INC
filed 2001-05-15
CIK 1102743

WARRENSBURG ENTERPRISES, INC.



                          FILING TYPE:     10QSB
                          DESCRIPTION:     QUARTERLY  REPORT
                          FILING DATE:     MAY  14,  2001
                          PERIOD  END:     MARCH  31,  2001


                    PRIMARY  EXCHANGE:     N/A
                               TICKER:     N/A

                                    TABLE OF CONTENTS



--------------------------------------------------------------------------------
             To jump to a section, double-click on the section name.

                                      10QSB


PART  I . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3
ITEM  1 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3
INCOME  STATEMENT . . . . . . . . . . . . . . . . . . . . . . . . . .  3
TABLE 2 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  4
CASH  FLOW  STATEMENT . . . . . . . . . . . . . . . . . . . . . . . .  5
ITEM  2 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  7
PART  II. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  8
ITEM  1 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  8
ITEM  2 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  8
ITEM  3 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  8
ITEM  4 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  9
ITEM  5 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  9
ITEM  6 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  9


--------------------------------------------------------------------------------

                     U.S.  Securities  and  Exchange  Commission
                             Washington,  D.C.  20549

                                   Form  10-QSB

                QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)
                     OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

For  the  quarter  ended  March  31, 2001
Commission  file  no.  0-28835


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

              Yes    X                No
                    ---                    ---

     As of March 31, 2001, there are 1,000,000 shares of voting stock of the registrant issued and outstanding.

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


                                                               Page

Balance  Sheet                                                 F-2

Statement  of  Operations  and  Accumulated  Deficit           F-3

Statement  of  Changes  in  Stockholders'  Equity              F-4

Statement  of  Cash  Flows                                     F-5

Notes  to  Financial  Statements                               F-6

WARRENSBURG ENTERPRISES, INC.
(A Development Stage Company)

BALANCE SHEET


March 31,                                                                2001
--------------------------------------------------------------  --------------

ASSETS

Current assets:
    Cash                                                           $      150

Intangible assets:
    Organizational costs
    (Less accumulated depreciation)                                     4,559
--------------------------------------------------------------  --------------

TOTAL CURRENT ASSETS                                                    4,709
--------------------------------------------------------------  --------------



LIABILITIES

Current Liabilities:
    Accrued expenses                                               $      150
--------------------------------------------------------------  --------------

TOTAL CURRENT LIABILITIES                                                   -
--------------------------------------------------------------  --------------

STOCKHOLDERS' EQUITY

Common stock - $.001 par value - 10,000,000 shares authorized
      1,000,000 shares issued and outstanding                           1,000
Preferred stock - no par value - 10,000,000 shares authorized
     No shares issued or outstanding                                        -
               Additional paid-in-capital                               7,379
               Accumulated deficit                                     (3,820)
--------------------------------------------------------------- --------------

TOTAL STOCKHOLDERS' EQUITY                                              3,559
--------------------------------------------------------------- --------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $    4,709
--------------------------------------------------------------- --------------


     The accompanying notes are an integral part of the Financial Statements

WARRENSBURG ENTERPRISES, INC.
(A Development Stage Company)

STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT


For the period January 1, 2001  to March  31, 2001
--------------------------------------------------------------  ---------------

Revenues                                                        $            -
--------------------------------------------------------------  ---------------

Operating expenses:
    Amortization                                                $          304
    Legal and accounting                                                 1,000
    Office supplies                                                         74
      Net loss for period                                               (1,378)
--------------------------------------------------------------  ---------------

Loss before income taxes                                                (1,378)
--------------------------------------------------------------  ---------------
Income  taxes                                                                -
--------------------------------------------------------------  ---------------

Net loss                                                                (1,378)
--------------------------------------------------------------  ---------------

Accumulated deficit - March  31, 2001                           $       (4,820)
--------------------------------------------------------------  ---------------

Net loss per share                                              $       (0.005)
--------------------------------------------------------------  ---------------


     The accompanying notes are an integral part of the Financial Statements

WARRENSBURG ENTERPRISES, INC.
(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY



For the period Janusry 1, 2001 to March 31, 2001
------------------------------------------------------------------------------


                                                                         Additional
                                    Number of        Preferred  Common   Paid - In   Accumulated
                                    Shares           Stock      Stock    Capital     Deficit      Total
----------------------------------  ---------------  ---------  -------  ----------  -----------  -----------
Balance - December 31, 2000           1,000,000                  1,000        6,274      (3,442)       3,832
Issuance of Common Stock:                         -          -        -       1,105           -        1,105

Net Loss                                          -          -        -           -      (1,378)      (1,378)
----------------------------------  ---------------  ---------  -------  ----------  -----------  -----------

                                                  -  $       -  $1,000    $   7,379  $   (4,820)  $    3,559
----------------------------------  ---------------  ---------  -------  ----------  -----------  -----------


     The accompanying notes are an integral part of the Financial Statements

WARRENSBURG ENTERPRISES, INC.
(A Development Stage Company)

Statement of Cash Flows


For the period January 1, 2001  to  March 31,2001
------------------------------------------------------------------  --------------
Operating Activities:
        Net loss                                                    $      (1,378)
     Adjustments to reconcile net loss to net cash
         used by operating activities:
             Increase in:
                 Issuance of common stock for services                          -

------------------------------------------------------------------  --------------
Net cash used by operating activities                                      (1,378)
------------------------------------------------------------------  --------------

Financing activities:
     Issuance of Common Stock                                                   -
------------------------------------------------------------------  --------------

Net cash provided by financing activities                                     150
------------------------------------------------------------------  --------------

Net increase in cash                                                          150
------------------------------------------------------------------  --------------

 Cash March 31, 2001                                                $         150
------------------------------------------------------------------  --------------


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

Interim  Financial  Statements

The March 31, 2001 interim financial statements include all adjustments, which in the opinion of management are necessary in order to make the financial statements not misleading.

Note  C  -  Income  Taxes:

The Company has a net operating loss carry forward of $4,820 that may be offset against future taxable income. If not used, the carry forward will expire in 2020.

The amount recorded as deferred tax assets, cumulative, as of March 31,2001 is $150, which represents the amounts of tax benefits of loss carry-forwards. The Company has established a valuation allowance for this deferred tax asset of $150, as the Company has no history of profitable operations.

Note  D  -  Going  Concern:

As shown in the accompanying financial statements, the Company incurred a net loss of $4,820 from December 6, 1999 (date of inception) through March 31, 2001. The ability of the Company to continue as a going concern is dependent upon commencing operations and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking a merger partner or an acquisition candidate to allow it to begin its planned operations.

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

         None

Item  3.  Defaults  in  Senior  Securities

         None

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders.

     No matter was submitted during the quarter ending March 31, 2001, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

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

3(i).1         Articles  of  Incorporation  filed  December  6,  1999

3(ii).1        By-laws

----------------

(1) Incorporated herein by reference to the Company's Registration Statement on Form 10-SB.

*    Filed  herewith

    (b) No Reports on Form 8-K were filed during the quarter ended March 31,
2001

                                   Signatures

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                      Provence  Capital  Corporation,  Inc.
                               (Registrant)

          Date: May 14, 2001             BY:  /s/  Shelley  Goldstein
                                         -----------------------------------
                                         Shelley  Goldstein,  President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Date                Signature                          Title
  -------               ---------------------------        -------------

May 14, 2001            BY:  /s/  Shelley  Goldstein
                        -------------------------------    President, Secretary,
                             Shelley  Goldstein            Treasurer,  Director