Form 10QSB
period 2002-03-31
WARRENSBURG ENTERPRISES INC
filed 2002-05-10
CIK 1102743

WARRENSBURG ENTERPRISES, INC.



                          FILING TYPE:     10QSB
                          DESCRIPTION:     QUARTERLY  REPORT
                          FILING DATE:     MAY 3, 2002
                          PERIOD  END:     MARCH  31,  2002


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

For the quarter ended March 31, 2002
Commission  file  no.  0-28835


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

              Yes    X                No
                    ---                    ---

     As of March 31, 2002, there are 1,000,000 shares of voting stock of the registrant issued and outstanding.

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


                                                               Page

Balance  Sheet                                                 F-2

Statement  of  Operations  and  Accumulated  Deficit           F-3

Statement  of  Changes  in  Stockholders'  Equity              F-4

Statement  of  Cash  Flows                                     F-5

Notes  to  Financial  Statements                               F-6

WARRENSBURG ENTERPRISES, INC.
(A Development Stage Company)

BALANCE SHEET


March 31,                                                               2002
--------------------------------------------------------------  --------------

ASSETS

Current assets:
    Cash                                                        $          45

--------------------------------------------------------------  --------------

TOTAL CURRENT ASSETS                                                       45
--------------------------------------------------------------  --------------


LIABILITIES

Current Liabilities:
    Accrued expenses                                            $           0
--------------------------------------------------------------  --------------

TOTAL CURRENT LIABILITIES                                                   -
--------------------------------------------------------------  --------------

STOCKHOLDERS' EQUITY

Common stock - $.001 par value - 10,000,000 shares authorized
      1,000,000 shares issued and outstanding                           8,274
-
               Accumulated deficit                                     (8,229)
--------------------------------------------------------------- --------------

TOTAL STOCKHOLDERS' EQUITY                                                 45
--------------------------------------------------------------- --------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $          45
--------------------------------------------------------------- --------------


     The accompanying notes are an integral part of the Financial Statements

WARRENSBURG ENTERPRISES, INC.
(A Development Stage Company)

STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT


For the period January 1, 2002 to March 31, 2002
--------------------------------------------------------------  ---------------

Revenues                                                        $            -
--------------------------------------------------------------  ---------------

Operating expenses:                                                          -
--------------------------------------------------------------  ---------------

Net loss                                                                     -
--------------------------------------------------------------  ---------------

Net loss per share                                              $       (0.000)
--------------------------------------------------------------  ---------------
Weighted average number of shares outstanding during the
Period-basic and diluted.                                             1,000,000
--------------------------------------------------------------  ---------------


     The accompanying notes are an integral part of the Financial Statements

WARRENSBURG ENTERPRISES, INC.
(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY



For the period January 1, 2002 to March 31, 2002
------------------------------------------------------------------------------


                                                                         Additional
                                    Number of        Preferred  Common   Paid - In   Accumulated
                                    Shares           Stock      Stock    Capital     Deficit      Total
----------------------------------  ---------------  ---------  -------  ----------  -----------  -----------
Balance - March 31, 2002                  1,000,000                   -       8,274      (8,229)          45
Issuance of Common Stock:                         -          -        -           -           -            -
----------------------------------  ---------------  ---------  -------  ----------  -----------  -----------

                                                  -  $       -        -    $  8,274  $   (8,229)  $       45
----------------------------------  ---------------  ---------  -------  ----------  -----------  -----------


     The accompanying notes are an integral part of the Financial Statements

WARRENSBURG ENTERPRISES, INC.
(A Development Stage Company)

Statement of Cash Flows


For the period January 1, 2002  to  March 31, 2002
------------------------------------------------------------------  --------------
Operating Activities:
        Net loss                                                    $           -
     Adjustments to reconcile net loss to net cash
         used by operating activities:
             Increase in:
                 Issuance of common stock for services                          -

------------------------------------------------------------------  --------------
Net cash used by operating activities                                           -
------------------------------------------------------------------  --------------

Financing activities:
     Issuance of Common Stock                                                   -
------------------------------------------------------------------  --------------

Net cash provided by financing activities                                       -
------------------------------------------------------------------  --------------

Net increase in cash                                                            -
------------------------------------------------------------------  --------------

 Cash March 31, 2002                                                $          45
------------------------------------------------------------------  --------------


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

Interim  Financial  Statements

The March 31, 2002 interim financial statements include all adjustments, which in the opinion of management are necessary in order to make the financial statements not misleading.

Note  C  -  Income  Taxes:

The Company has a net operating loss carry forward of $8,229 that may be offset against future taxable income. If not used, the carry forward will expire in 2020.

The amount recorded as deferred tax assets, cumulative, as of March 31, 2002 is $150, which represents the amounts of tax benefits of loss carry-forwards. The Company has established a valuation allowance for this deferred tax asset of $150, as the Company has no history of profitable operations.

Note  D  -  Going  Concern:

As shown in the accompanying financial statements, the Company incurred a net loss of $8,229 from December 6, 1999 (date of inception) through March 31, 2002. The ability of the Company to continue as a going concern is dependent upon commencing operations and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking a merger partner or an acquisition candidate to allow it to begin its planned operations.

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

Item  5.  Other  Information

         None

Item  6.  Exhibits  and  Reports  on  Form  8-K

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.    Description
-----------    ------------------------------------------------

3(i).1         Articles of Incorporation filed December 6, 1999

3(ii).1        By-laws

---------------

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

                        Warrensburg Enterprises,  Inc.
                               (Registrant)

          Date: May 3, 2002              BY:  /s/  Shelley  Goldstein
                                         -----------------------------------
                                         Shelley  Goldstein,  President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Date                Signature                          Title
    ----                ---------------------------        -------------

May 3, 2002             BY:  /s/  Shelley  Goldstein
                        -------------------------------    President, Secretary,
                             Shelley  Goldstein            Treasurer,  Director