Form 10QSB
period 2002-09-30
WARRENSBURG ENTERPRISES INC
filed 2002-10-07
CIK 1102743

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Common Stock, $.001 par value per share

(Title of class)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X]   No [  ]

As of October 4, 2002 there are 1,000,000 shares of voting stock of the registrant issued and outstanding.

WARRENSBURG ENTERPRISES, INC.
FINANCIAL STATEMENTS

INDEX

Page
Part I-- FINANCIAL INFORMATION
Item 1. Financial Statements
Statements of Income:
Nine Months Ended September 30, 2002
Nine Months Ended September 30, 2002
Balance Sheet
Statement of Cash Flows
Notes to Financial Statements
Item 2. Management's Discussion and Analysis of Financial Condition
Part II-- OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Changes in Securities
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K
Signature

Item 1.     Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of results that may be expected for the year ending December 31, 2002. The financial statements are presented on the accrual basis.

WARRENSBURG ENTERPRISES, INC.
FINANCIAL STATEMENTS

TABLE OF CONTENTS

F-1

WARRENSBURG ENTERPRISES, INC.
(A Development Stage Company)

BALANCE SHEET

SEPTEMBER 30,                                                              2002
---------------------------------------------------------------  --------------

ASSETS

Current assets:
    Cash                                                        $          45

---------------------------------------------------------------  --------------

TOTAL CURRENT ASSETS                                                       45
---------------------------------------------------------------  --------------

LIABILITIES

Current Liabilities:
    Accrued expenses                                            $           0
---------------------------------------------------------------  --------------

TOTAL CURRENT LIABILITIES                                                   -
---------------------------------------------------------------  --------------

STOCKHOLDERS' EQUITY

Common stock - $.001 par value - 10,000,000 shares authorized
      1,000,000 shares issued and outstanding                           8,274

               Accumulated deficit                                     (8,229)
---------------------------------------------------------------- --------------

TOTAL STOCKHOLDERS' EQUITY                                                 45
---------------------------------------------------------------- --------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $          45
---------------------------------------------------------------- --------------

     The accompanying notes are an integral part of the Financial Statements

                                       F-2

WARRENSBURG ENTERPRISES, INC.
(A Development Stage Company)

STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT

For the period April 1, 2002 to September 30, 2002
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

For the period April 1, 2002 to September 30, 2002
-------------------------------------------------------------------------------

                                                                         Additional
                                    Number of        Preferred  Common   Paid - In   Accumulated
                                    Shares           Stock      Stock    Capital     Deficit      Total
-----------------------------------  ---------------  ---------  -------  ----------  -----------  -----------

Balance - September 30, 2002              1,000,000                   -       8,274      (8,229)          45
Issuance of Common Stock:                         -          -        -           -           -            -
-----------------------------------  ---------------  ---------  -------  ----------  -----------  -----------

                                                  -  $       -        -    $  8,274  $   (8,229)  $       45
-----------------------------------  ---------------  ---------  -------  ----------  -----------  -----------

     The accompanying notes are an integral part of the Financial Statements

                                       F-4

WARRENSBURG ENTERPRISES, INC.
(A Development Stage Company)

Statement of Cash Flows

For the period April 1, 2002  to  September 30, 2002
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

Interim Financial Statements

The September 30, 2002 interim financial statements include all adjustments, which in the opinion of management are necessary in order to make the financial statements not misleading.

F-6

Note C   -  Income Taxes:

The Company has a net operating loss carry forward of $8,229 that may be offset against future taxable income. If not used, the carry forward will expire in 2020.

The amount recorded as deferred tax assets, cumulative, as of September 30, 2002 is $150, which represents the amounts of tax benefits of loss carry-forwards. The Company has established a valuation allowance for this deferred tax asset of $150, as the Company has no history of profitable operations.

Note D  -   Going Concern:

As shown in the accompanying financial statements, the Company incurred a net loss of $8,229 from December 6, 1999 (date of inception) through September 30, 2002. The ability of the Company to continue as a going concern is dependent upon commencing operations and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking a merger partner or an acquisition candidate to allow it to begin its planned operations.

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

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.	The Company is currently not a party to any pending legal proceedings and no such action by, or to the best of its knowledge, against the Company has been threatened.

Item 2.	Changes in Securities.	None

Item 3.	Defaults Upon Senior Securities.	None

Item 4.	Submission of Matters to a Vote of Security Holders.	No matter was submitted during the quarter ending September 30, 2002, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5.	Other Information.	None

Item 6.	Exhibits and Reports of Form 8-K.

(a)	The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.	Description
3(i).1	Articles of Incorporation filed December 6, 1999
3(ii).1	By-laws

(1)      Incorporated herein by reference to the Company's Registration Statement on Form 10-SB.

*     Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Warrensburg Enterprises, Inc. Registrant

Date: October 4, 2002	By: /s/ Shelley Goldstein Shelley Goldstein President

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature	Title

October 4, 2002	By: /s/ Shelley Goldstein Shelley Goldstein	President, Secretary, Treasurer, Director

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF
THE SARBANES-OXLEY ACT OF 2002

I Shelley Goldstein certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Warrensburg Enterprises, Inc.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date with 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report my conclusions about effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5.	I have disclosed, based on my most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors and material weakness in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.	I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:     October 7,  2002

/s/ Shelley Goldstein Shelley Goldstein Chief Executive Officer, Chief Financial Officer President and Director