Form 10KSB
period 2002-12-31
WARRENSBURG ENTERPRISES INC
filed 2003-03-10
CIK 1102743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002 .

Commission File Number:   000-28835

WARRENSBURG ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)

Florida	65-0963962
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

22154 Martella Avenue,
Boca Raton, Florida 33433
(Address of principal executive offices) (Zip Code)

(561) 451-9674
(Registrant''s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

Revenues for year ended December 31, 2002       $-0-

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of March 10, 2003, was:      $-0-

Number of shares of the registrant's common stock outstanding as of March 10, 2003 is: 1,000,000

The Company does not have a Transfer Agent.

PART I

Item 1.       Description of Business

General

Warrensburg Enterprises, Inc. (the “Company”) was organized on December 6, 1999, under the laws of the State of Florida, having the stated purpose of engaging in any lawful activities. The Company was formed with the contemplated purpose to engage in mergers and acquisitions.

The Company has never engaged in an active trade or business. The Company has received gross proceeds in the amount of $1,000 from the sale of a total of 1,000,000 shares of common stock, $.001 par value per share (the “Common Stock”), pursuant to Section 3(b) and 4(2) of the Act, and Rule 506 and 701 of Regulation D promulgated thereunder. The sales were made in the State of Florida. The Company undertook the sale and issuance of shares of Common Stock on December 6, 1999.

The Company is considered a development stage company and, due to its status as a “shell” corporation, its principal business purpose is to locate and consummate a merger or acquisition with a private entity. Because of the Company’s current status of having limited assets and no recent operating history, in the event the Company does successfully acquire or merge with an operating business opportunity, it is likely that the Company’s present shareholders will experience substantial dilution and there will be a probable change in control of the Company.

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

The Company’s principal executive offices are located at 22154 Martella Avenue, Boca Raton, FL 33433 and its telephone number is (561) 451-9674.

Warrensburg and companies of its type are commonly referred to as “public shell corporations” and the transactions through which public shell corporations acquire an interest in a suitable operating business are commonly referred to as “shell reorganizations.” Our management believes that certain privately-held companies are interested in “going public” through a shell reorganization for a variety of reasons. In the opinion of management, the most common motivation is the belief that the private company’s reconstitution as a publicly- traded corporation will aid the operating company in obtaining equity capital and in making acquisitions of other privately-held companies using stock on the theory that investors are more interested in purchasing equity securities where a public market for such securities exists.

In selecting a suitable operating company, although we have established no specific criteria, our management intends to focus on companies with

*	a history of profitability
*	the potential for future profits, and
*	strength of management

Our management believes that companies operating in technology and goods or products- related industries have the greatest potential. However, if other factors exist which commend an operating company as a candidate, such as recent profitability or a recent improvement in operations or perceived potential or if the operating company is engaged in a line of business considered by our management to be strategic in relation to other businesses acquired or contemplated to be acquired by us, we will consider such other opportunities as they may arise. In general, we intend to be flexible about the criteria we will use to evaluate possible acquisition candidates.

We will undertake an examination and review of privately-held operating companies to identify a suitable candidate for a business to acquire. Once we identify a suitable candidate our management will, where necessary and appropriate, prepare a business plan for the operating company using their general experience and business acumen, or hire consultants to prepare analyses of the operating company’s capital, production, marketing, labor and other related requirements.

Although we have conducted some preliminary investigations of operating companies that may be appropriate as acquisition candidates and, in some cases, have had preliminary discussions with representatives of such operating companies, we have not yet reached an agreement in principal with any company. We cannot assure you that we will ever be able to locate an operating company that we consider a suitable business opportunity and reach an acceptable agreement with its management, or that our management has the requisite experience to recognize and understand a business opportunity that would benefit us.

Our ability to complete any transaction may also be dependent on the availability of adequate financing, competition from other potential bidders and general market conditions. In the event that we are able to locate and conclude a shell reorganization with what we consider to be a suitable operating company, we cannot assure you that such company will be successful.

We believe that the most likely structure for a transaction with an operating company is a stock-for-stock exchange having the following features:

*	qualification as a tax free reorganization issuance of shares of common stock by Baxter Capital to the shareholders of the operating company equal to approximately 90% to 95% of our issued and outstanding shares in exchange for the shares of the operating company, diluting existing shareholders to ownership equal to approximately 10% to 5%
*	appointment of a new slate of officers and directors of Baxter Capital who are appointees of the operating company

We intend if possible to structure any shell reorganization transaction so that the transaction may be approved by our board of directors without the need to obtain the consent of any shareholders. In the event that shareholder approval is required, Mr. Goldstein acting alone without any other shareholders has sufficient votes to approve any transaction without the need to obtain the approval of any other shareholders.

After giving effect to the expected terms of a shell reorganization with a suitable operating company, we expect that our company will operate as a holding corporation for the operating company.

We are subject to the periodic reporting requirements of Section 12(g) of the Exchange Act. These requirements oblige us to file with the Securities and Exchange Commission specified financial and other information regarding any company that is a party to a shell reorganization with us, including audited financial statements for any acquired companies. The financial statement requirements imposed by the Exchange Act will necessarily limit our pool of candidates with which we may engage in a shell reorganization to those entities with audited financial statements meeting the Commission’s requirements.

We cannot assure you that we will find a suitable operating company willing to enter into a shell reorganization with us, or that we have the requisite experience to recognize and understand the business operations of an operating company suitable to enter into a shell reorganization with us.

Competition

Numerous large, well-financed firms with large cash reserves are engaged in the acquisition of companies and businesses. We expect competition to be intense for available operating companies.

Employees

We have no employees at the present time and does not contemplate hiring any employees until an operating company is acquired.

Item 2.      Description of Property

Through an oral agreement with Shelley Goldstein, who is our controlling shareholder and our sole officer and director, we are currently operating from the offices of Ms. Goldstein, which are located at 22154 Martella Avenue, Boca Raton, Florida 33433, at no cost to us for the use of office space, equipment rental or phone usage. We do not anticipate acquiring separate office facilities until such time as we complete a shell reorganization transaction with an operating company.

Item 3.       Legal Proceedings

There is no litigation pending or threatened by or against the Company.

Item 4.      Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.       Market for Common Equity and Related Stockholder Matters

On March 10, 2003, there were 42 shareholders of record of our common stock. Our shares of common stock have never been traded on any recognized stock exchange.

Dividends

We do not intends to retain future earnings to support our growth. Any payment of cash dividends in the future will be dependent upon: the amount of funds legally available therefore; our earnings; financial condition; capital requirements; and other factors which our Board of Directors deems relevant.

Item 6.      Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company is considered a development stage company with limited assets or capital, and with no operations or income. The costs and expenses associated with the preparation and filing of this registration statement and other operations of the Company have been paid for by a shareholder, specifically Shelley Goldstein (see Item 4, Security Ownership of Certain Beneficial Owners and Management. Shelley Goldstein is the controlling shareholder). Shelley Goldstein has agreed to pay future costs associated with filing future reports under Exchange Act of 1934 if the Company is unable to do so. It is anticipated that the Company will require only nominal capital to maintain the corporate viability of the Company and any additional needed funds will most likely be provided by the Company’s existing shareholders or its sole officer and director in the immediate future. Current shareholders have not agreed upon the terms and conditions of future financing and such undertaking will be subject to future negotiations, except for the express commitment of Shelley Goldstein to fund required 34 Act filings. Repayment of any such funding will also be subject to such negotiations. However, unless the Company is able to facilitate an acquisition of or merger with an operating business or is able to obtain significant outside financing, there is substantial doubt about its ability to continue as a going concern.

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

PLAN OF OPERATION

During the next twelve months, the Company will actively seek out and investigate possible business opportunities with the intent to acquire or merge with one or more business ventures. In its search for business opportunities, management will follow the procedures outlined in Item 1 above. Because the Company has limited funds, it may be necessary for the sole officer and director to either advance funds to the Company or to accrue expenses until such time as a successful business consolidation can be made. The Company will not be make it a condition that the target company must repay funds advanced by its officers and directors. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. Further, the Company’s directors will defer any compensation until such time as an acquisition or merger can be accomplished and will strive to have the business opportunity provide their remuneration. However, if the Company engages outside advisors or consultants in its search for business opportunities, it may be necessary for the Company to attempt to raise additional funds. As of the date hereof, the Company has not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital. In the event the Company does need to raise capital most likely the only method available to the Company would be the private sale of its securities. Because of the nature of the Company as a development stage company, it is unlikely that it could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. There can be no assurance that the Company will able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

The Company is continuing its efforts to locate a merger Candidate for the purpose of a merger. It is possible that the Company will be successful in locating such a merger candidate and closing such merger. However, if the Company cannot effect a non-cash acquisition, the Company may have to raise funds from a private offering of its securities under Rule 506 of Regulation D. There is no assurance the Company would obtain any such equity funding.

Item 7.      Financial Statements

The financial statements of the Company, together with the report of auditors, are as follows:

WARRENSBURG ENTERPRISES, INC.

(A DEVELOPMENT STAGE COMPANY)

ROBERT JARKOW
CERTIFIED PUBLIC ACCOUNTANT

3111 North Andrews Avenue
Fort Lauderdale, Florida    33309

(954) 630-9070

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Warrensburg Enterprises, Inc.

I have audited the accompanying balance sheet of Warrensburg Enterprises, Inc as of December 31, 2002 and 2001 and the related statements of operations, shareholders’ deficit, and cash flows for the year ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audits.

        I conducted my audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provide a reasonable basis for my opinion.

        In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Warrensburg Enterprises, Inc. as of December 31, 2002 and 2001 and its cash flows for the year ended December 31, 2002 and 2001, in conformity with principles generally accepted in the United States of America.

February 5, 2003

                          WARRENSBURG ENTERPRISES, INC.

                                 BALANCE SHEETS

                           December 31, 2002 and 2001

                                     ASSETS

Current Assets                                                            2002         2001
                                                                        ------       ------

       Cash                                                             $   45       $   45

                                                                        ------       ------
                                                                        $   45       $   45
                                                                        ======       ======

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liability
       Accounts payable                                                 $    0       $    0
                                                                        ------       ------

Shareholders' Deficit

       Common stock-$.001 par value; 10,000,000 Shares authorized;
            1,000,000 issued and outstanding                             8,274        8,274

       Deficit                                                          -8,229       -8,229
                                                                        ------       ------
                    Total shareholders' equity                              45           45

                                                                        ------       ------
                                                                       $    45     $     45
                                                                       =======     ========

    The accompanying note are an integral part of these financial statements.

                                       -2-

                          WARRENSBURG ENTERPRISES, INC.

                            STATEMENTS OF OPERATIONS

                     Years Ended December 31, 2002 and 2001

                                                                                       2002                         2001
                                                                    ------------------------    -------------------------

Revenues                                                            $               -0-         $               -0-

Expenses                                                                            -0-                         -0-

                                                                    ------------------------    -------------------------
Net (loss)                                                          $               -0-         $               -0-
                                                                    ========================    =========================

Net (loss) per share-basic and diluted                              $           0.0000          $           0.0000
                                                                    ========================    =========================

Weighted average number of shares outstanding during the period-
       basic and diluted                                                     1,000,000                   1,000,000
                                                                    ========================    =========================

    The accompanying note are an integral part of these financial statements.

                                       -3-

                          WARRENSBURG ENTERPRISES, INC.

                       STATEMENT OF SHAREHOLDERS' DEFICIT

                          Year Ended December 31, 2002

                                                                Common Stock
                                                          --------------------------------------
                                                               Shares              Amount                Deficit
                                                          -----------------   ------------------  -----------------------

Balance December 31, 2000                                        1,000,000               $7,274                  -$8,229

       Capital contribution                                                               1,000

       Operations for the year ended December 31, 2001                                                               -0-

                                                          -----------------   ------------------  -----------------------
Balance December 31, 2001                                        1,000,000                8,274                   -8,229

       Operations for the year ended December 31, 2002                                                               -0-

                                                          -----------------   ------------------  -----------------------
Balance December 31, 2002                                        1,000,000               $8,274                  -$8,229
                                                          =================   ==================  =======================

    The accompanying note are an integral part of these financial statements.

                                       -4-

                          WARRENSBURG ENTERPRISES, INC.

                            STATEMENTS OF CASH FLOWS

                 For the Years Ended December 31, 2002 and 2001

                                                                                   2002                        2001
                                                                   ---------------------     -----------------------

Cash flows from operating activities
       Net (loss)                                                  $                 -0-     $                   -0-
       Adjustments to reconcile net (loss) to net cash
         used in operating activities
            (Decrease) in accounts payable -1,000
                                                                   ---------------------     -----------------------

                 Net cash (used) by operating activities                         (1,000)                     (1,000)
                                                                   ---------------------     -----------------------

Cash flows from financing activities
       Capital contribution                                                       1,000                       1,000
                                                                   ---------------------     -----------------------

                 Net cash provided by financing activities                        1,000                       1,000
                                                                   ---------------------     -----------------------

Net decrease in cash                                                                 -0-                         -0-
Cash-beginning                                                                       45                          45

                                                                   ---------------------     -----------------------
Cash-ending                                                        $                 45      $                   45
                                                                   =====================     =======================

Supplemental disclosures of cash flow information:

       Interest paid                                               $              -0-        $              -0-
                                                                   ---------------------     -----------------------
       Taxes paid                                                  $              -0-        $              -0-
                                                                   =====================     =======================

    The accompanying note are an integral part of these financial statements.

                                       -5-

WARRENSBURG ENTERPRISES, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2002

Note 1.      Nature of Business

The Company was incorporated in Florida on December 6, 1999 and has been inactive since inception.

The Company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business.

The Company’s ability to commence operations is contingent upon its ability to identify a prospective target business or raise the capital it may require through the issuance of equity securities, debt securities, bank borrowing or a combination thereof.

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

Note 3.      Income taxes

At December 31, 2002 and 2001, the Company had net operating loss carryforwards of approximately $8,200 expiring through 2014. The deferred tax benefit of the net operating loss, of approximately $1,200, has been fully reserved for due to the uncertainty of its recognition.

At December 31, 2002 and 2001, there are no other items that give rise to deferred income taxes.

PART III

Item 9.       Directors, Executive Officers, Promoters and Control Persons: Compliance With Section 16(a) of the Exchange Act

The directors and officers of the Company, as of March 10, 2003, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

Name	Age	Positions and Offices Held

Shelley Goldstein	42	President/Secretary/Treasurer/Director

Business Experience

Set forth below is the name of the director and officer of the Company, all positions and offices with the Company held, the period during which he has served as such, and the business experience during at least the last five years:

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

Certain Legal Proceedings

No director, nominee for director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

Compliance with Section 16(a) of the Exchange Act

We have not filed Form 3's, Form 4's or Form 5's for the past fiscal year.

Item 10.      Executive Compensation

The Company’s officer and director does not receive any compensation for his services rendered to the Company, has not received such compensation in the past, and is not accruing any compensation pursuant to any agreement with the Company. However, the officer and director of the Company anticipates receiving benefits as a beneficial shareholder of the Company and, possibly, in other ways.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

Item 11.      Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of the shares of our common stock as of March 10, 2003 by (i) each person who is known by us to be the beneficial owner of more than five percent (5%) of the issued and outstanding shares of our common stock, (ii) each of our directors and executive officers and (iii) all directors and executive officers as a group.

Name	Number of Total Shares	% of Shareholdings

Shelley Goldstein (1) 22154 Martella Avenue Boca Raton, Florida 33433	896,000	89.6%

(1)    Excludes on additional 49,000 shares of common stock owned by a limited liability partnership controlled by Peter Goldstein, husband of Shelley Goldstein. Any beneficial claim of ownership to these shares is disclaimed by Ms. Goldstein.

Item 12.      Certain Relationships and Related Transactions.

The Company currently uses the offices of management at no cost to the Company. Management has agreed to continue this arrangement until the Company completes an acquisition or merger.

Item 13.      Exhibits and Reports on Form 8-K

(a)	The following documents are filed as part of this report:
1.	Financial statements; see index to financial statements and schedules in Item 7 herein.
2.	Financial statement schedules; see index to financial statements and schedules in Item 7 herein.
3.	Exhibits:
The following exhibits are filed with this Form 10-KSB and are identified by the numbers indicated; see index to exhibits immediately following financial statements and schedules of this report.

EXHIBIT INDEX

3.1	Certificate of Incorporation, (1)
3.2	Bylaws, as amended (1)

(1)    Incorporated by reference to the Company's Form 10-SB (SEC File No. 0-29077).

Item 14.    Controls and Procedures

Evaluation of disclosure controls and procedures

The company’s principal executive officer and principal financial officer evaluated the company’s disclosure controls and procedures (as defined in rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days before the filing of this annual report (the Evaluation Date). Based on that evaluation, the principal executive officer and principal financial officer of the company concluded that, as of the Evaluation Date, the disclosure controls and procedures in place at the company were adequate to ensure that information required to be disclosed by the company, including its consolidated subsidiaries, in reports that the company files or submits under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations. Although the company’s principal executive officer and principal financial officer believe the company’s existing disclosure controls and procedures are adequate to enable the company to comply with its disclosure obligations, the company intends to formalize and document the procedures already in place and establish a disclosure committee.

Changes in internal controls

The company has not made any significant changes to its internal controls subsequent to the Evaluation Date. The company has not identified any significant deficiencies or material weaknesses or other factors that could significantly affect these controls, and therefore, no corrective action was taken.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

WARRENSBURG ENTERPRISES, INC.

By:	/s/ Shelley Goldstein SHELLEY GOLDSTEIN President and Director

Dated:     March 10, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Shelley Goldstein SHELLEY GOLDSTEIN	President and Director	Dated: March 10, 2003

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
AND CHIEF FINANCIAL OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF
THE SARBANES-OXLEY ACT OF 2002

I Shelley Goldstein certify that:

1.	I have reviewed this annual report on Form 10-KSB of WARRENSBURG ENTERPRISES, INC.

2.	Based on my knowledge, this yearly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this yearly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this yearly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this yearly report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this yearly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date with 90 days prior to the filing date of this yearly report (the “Evaluation Date”); and

c)	presented in this yearly report my conclusions about effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5.	I have disclosed, based on my most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	I have indicated in this yearly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:      March 10,  2003

/s/ Shelley Goldstein Shelley Goldstein Chief Executive Officer, Chief Financial Officer President and Director