Form 10QSB
period 2003-03-31
WARRENSBURG ENTERPRISES INC
filed 2003-05-15
CIK 1102743

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2003

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

Securities to be registered under Section 12(b) of the Act:

                                           Name of each exchange
Title of each class                        on which registered
-------------------                        -------------------
None                                       None

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

As of May 9, 2003 there are 1,000,000 shares of voting stock of the registrant issued and outstanding.




                         WARRENSBURG ENTERPRISES, INC.
                              FINANCIAL STATEMENTS

                                      INDEX


Part I-- FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Income:

Three Months Ended March 31, 2003

Balance Sheet

Statement of Cash Flows

Notes to Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition

Part II-- OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signature

Item 1. Financial Information
-----------------------------

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of results that may be expected for the year ending December 31, 2003. The financial statements are presented on the accrual basis.

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

                                                           Page

Balance Sheet                                               F-2

Statement of Operations and Accumulated Deficit             F-3

Statement of Changes in Stockholders' Equity                F-4

Statement of Cash Flows                                     F-5

Notes to Financial Statements                               F-6


                          WARRENSBURG ENTERPRISES, INC.

                                 BALANCE SHEETS

                           December 31, 2002 and 2001


                                     ASSETS



                                                                 December 31,             March 31,            March 31,
                                                                     2002                   2002                 2003
                                                               ---------------      -----------------      ---------------
                                                                                        (Unaudited)           (Unaudited)
Current Assets

   Cash                                                             $   45               $   45               $   45

                                                                    ------               ------               ------
                                                                    $   45               $   45               $   45
                                                                    ======               ======               ======


                              SHAREHOLDERS' EQUITY

Shareholders' Equity

  Common stock-$.001 par value; 10,000,000 Shares authorized;
    1,000,000 issued and outstanding                                 8,274                8,274                8,274

  Deficit                                                           (8,229)              (8,229)              (8,229)
                                                                    ------               ------               ------
        Total shareholders' equity                                      45                   45                   45

                                                                    ------               ------               ------
                                                                    $   45               $   45               $   45
                                                                    ======               ======               ======


    The accompany notes are an integral part of these financial statements.


                          WARRENSBURG ENTERPRISES, INC.

                            STATEMENTS OF OPERATIONS

                     Years Ended December 31, 2002 and 2001

                                                                           2002                               2001
                                                                  ------------------------         -------------------------

(Unaudited) (Unaudited)

Revenues                                                           $             -0-              $                  -0-

Expenses                                                                         -0-                                 -0-
                                                                   ------------------             -----------------------
Net (loss)                                                         $             -0-              $                  -0-
                                                                   ==================             =======================


Net (loss) per share-basic and diluted                             $         0.0000               $              0.0000
                                                                   ==================             =======================

Weighted average number of shares outstanding during the period-
       basic and diluted                                                  1,000,000                           1,000,000
                                                                   ==================             =======================

    The accompany notes are an integral part of these financial statements.


                          WARRENSBURG ENTERPRISES, INC.

                       STATEMENT OF SHAREHOLDERS' DEFICIT

                                                                              Common Stock
                                                                        --------------------------------------
                                                                             Shares              Amount              Deficit
                                                                        ---------------     ---------------  ----------------

Balance December 31, 2000                                                      1,000,000          $    7,274         ($8,229)

       Capital contribution                                                                            1,000

       Operations for the year ended December 31, 2001                                                                    -0-
                                                                              ----------          ----------          -------
Balance December 31, 2001                                                      1,000,000               8,274          (8,229)

       Operations for the year ended December 31, 2002                                                                    -0-

                                                                              ----------          ----------          -------
Balance December 31, 2002                                                      1,000,000               8,274          (8,229)

       Operations for the three months ended March 31, 2003 (unaudited)                                                   -0-
                                                                              ----------          ----------          -------
                                                                               1,000,000          $    8,274         ($8,229)
                                                                              ==========          ==========          =======




    The accompany notes are an integral part of these financial statements.


                          WARRENSBURG ENTERPRISES, INC.

                            STATEMENTS OF CASH FLOWS

               For the Three Months Ended March 31, 2003 and 2002

                                                                        2003                        2002
                                                        ---------------------     -----------------------
                                                              (Unaudited)                 (Unaudited)

Cash-beginning                                          $                 45      $                   45

                                                        ---------------------     -----------------------
Cash-ending                                             $                 45      $                   45
                                                        =====================     =======================



Supplemental disclosures of cash flow information:

       Interest paid                                    $                -0-        $                 -0-
                                                        =====================     =======================
       Taxes paid                                       $                -0-        $                 -0-
                                                        =====================     =======================



    The accompany notes are an integral part of these financial statements.

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

Interim Financial Statements

The March 31, 2003 interim financial statements include all adjustments, which in the opinion of management are necessary in order to make the financial statements not misleading.

Note C - Income Taxes:

The Company has a net operating loss carry forward of $8,229 that may be offset against future taxable income. If not used, the carry forward will expire in 2020.

The amount recorded as deferred tax assets, cumulative, as of March 31, 2003 is $150, which represents the amounts of tax benefits of loss carry-forwards. The Company has established a valuation allowance for this deferred tax asset of $150, as the Company has no history of profitable operations.

Note D - Going Concern:

As shown in the accompanying financial statements, the Company incurred a net loss of $8,229 from December 6, 1999 (date of inception) through March 31, 2003. The ability of the Company to continue as a going concern is dependent upon commencing operations and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking a merger partner or an acquisition candidate to allow it to begin its planned operations.

Item 2. Management's Discussion and Analysis or Plan of Operation
-----------------------------------------------------------------

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

Item 3. Controls and Procedures
-------------------------------

(a)  Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer (collectively the "Certifying Officers") maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act) within 90 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

(b)  Changes in internal controls.

Our Certifying Officer has indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of his evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.

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

Item 2.     Changes in Securities. None


Item 3.     Defaults Upon Senior Securities.

None

Item 4.     Submission of Matters to a Vote of Security
            Holders.

No matter was submitted during the quarter ending March 31, 2003, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5.     Other Information.

None

Item 6.     Exhibits and Reports of Form 8-K.

            (a)  Exhibits

                 99.1 Certification

            (b)  Reports of Form 8-K

                 None



                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                            Warrensburg Enterprises, Inc.
                                            Registrant


Date: May 15, 2003                           By: /s/ Shelley Goldstein
                                            -------------------------
                                            Shelley Goldstein
                                            President
--------------------------------------------------------------------------------

                                  CERTIFICATION
                         OF PRINCIPAL EXECUTIVE OFFICER
                   AND PRINCIPAL FINANCIAL OFFICER PURSUANT TO
                             18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO SECTION 906 OF
                         THE SARBANES-OXLEY ACT OF 2002

I, Shelley Goldstein, certify that:

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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the a registrant is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report my conclusions about effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 15, 2003
                                        /s/ Shelley Goldstein
                                        --------------------------
                                        Shelley Goldstein
                                        Principal Executive Officer,
                                        Principal Financial Officer