Form 10QSB
period 2003-06-30
WARRENSBURG ENTERPRISES INC
filed 2003-08-15
CIK 1102743

U.S. SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                              FORM 10-QSB

[X]  QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2003

or

[ ]  TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

                         For the transition period from

                             Commission File No.

                             Atlantic Securities, Inc.
                (Name of Small Business Issuer in its Charter)


       Florida                           65-0963962
(State of Incorporation) (I.R.S. Employer  Identification No.)



                                  Glyme House
                                  St. John's Street,
                                  Bicester,
                                  Oxfordshire,
                                  OX2 6SL
                    (Address of Principal Executive Offices)


                                00 44 1869 242378
                 (Registrant's telephone number. including area code)



(Former name, address and fiscal year, if changed since last report)

The number if shares of the registrant's common stock, par value $0.001 per share, outstanding as of August 13th, 2003 was 4,980,500

                    ATLANTIC SECURITY, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE COMPANY)


                             FINANCIAL STATEMENTS

                                  INDEX


Part I-- FINANCIAL INFORMATION


Item 1. Financial Statements (Unaudited)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Part II-- OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

                    ATLANTIC SECURITY, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE COMPANY)



PART I - FINANACIAL INFORMATION


ITEM 1	FINANCIAL INFORMATION

                                  CONTENTS


PAGE  1     CONDENSED CONSOLIDATED BALANCE SHEET AS OF JUNE 30,
            2003 (UNAUDITED)



PAGE  2     CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS FOR
            THE THREE MONTHS ENDED JUNE 30, 2003 AND FOR THE
            PERIOD FROM SEPTEMBER 6, 2002 (INCEPTION) TO JUNE
            30, 2003 (UNAUDITED)


PAGE  3     CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS'
            DEFICIENCY FOR THE PERIOD FROM SEPTEMBER 6, 2002
            (INCEPTION) TO JUNE 30, 2003 (UNAUDITED)


PAGE  4     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
            THE THREE MONTHS ENDED JUNE 30, 2003 AND FOR THE
            PERIOD FROM SEPTEMBER 6, 2002 (INCEPTION) TO JUNE
            30, 2003 (UNAUDITED)



PAGES 5-6   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                    ATLANTIC SECURITY, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE COMPANY)
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)



ASSETS
------

CURRENT ASSETS
  Cash                                                  $    826
                                                         ---------

TOTAL ASSETS
------------                                            $    826
                                                         ---------


LIABILITIES AND STOCKHOLDERS' DEFICIENCY
----------------------------------------


CURRENT LIABILITIES
  Stockholder loans                                     $ 33,785
                                                         ---------

TOTAL LIABILITIES                                         33,785


COMMITMENTS AND CONTINGENCIES                                -


STOCKHOLDERS' DEFICIENCY
  Common stock, $0.001 par value, 10,000,000 shares
   authorized, 4,980,500 shares issued and outstanding     4,980
  Additional paid in capital                              (4,147)
  Accumulated deficit during development stage           (33,693)
  Accumulated other comprehensive loss                       (99)
                                                         ---------

Total Stockholders' Deficiency                           (32,959)
                                                         ---------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY          $    826
                                                         ---------





     See accompanying notes to condensed consolidated financial statements

                    ATLANTIC SECURITY, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE COMPANY)
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)


                                                             For The
                                                             Period From
                                            For The Three    September 6, 2002
                                            Months Ended     (Inception) To
                                            June 30, 2003    June 30, 2003




OPERATING EXPENSES
 Other general and administrative            $   30,778      $   33,693
                                              ----------      ----------
    Total Operating Expenses                     30,778          33,693

LOSS FROM OPERATIONS                            (30,778)        (33,693)

Provision for Income Taxes                           -               -
                                              ----------      ----------

NET LOSS                                        (30,778)        (33,693)

OTHER COMPREHENSIVE LOSS
 Foreign currency translation loss                 (116)            (99)
                                              ----------       ---------

COMPREHENSIVE LOSS                           $   (30,894)     $  (33,792)
------------------                            ===========      ==========

Net loss per share - basic and diluted       $     (0.01)     $    (0.01)
                                              ===========      ==========

Weighted average number of shares
 outstanding during the period - basic
 and diluted                                   4,485,995       4,135,382
                                              ===========      ==========



     See accompanying notes to condensed consolidated financial statements

                      ATLANTIC SECURITY, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
             CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
      FOR THE PERIOD FROM SEPTEMBER 6, 2002 (INCEPTION) TO JUNE 30, 2003
                                  (UNAUDITED)






                                                                            Accumulated
                                          Common Stock                        Deficit         Other
                                       -------------------    Additional     Development  Comprehensive   Subscription
                                        Shares     Amount   Paid-In Capital     Stage     Income (Loss)    Receivable     Total
                                       ---------  --------  ---------------  -----------  -------------   ------------  ---------


Stock issued to founders
($0.0002 per share)                    3,980,500  $  3,980    $    (3,192)    $     -     $     -         $    (788)     $     -


Other comprehensive income                   -         -              -             -           17              -              17


Net loss for the period from
September 6, 2002
(inception) to March 31, 2003                -         -              -          (2,915)        -               -          (2,915)

Comprehensive loss                           -         -              -             -           -               -          (2,898)
                                       ---------- ---------   ------------    ----------- ---------       ----------     ---------
Balance, March 31, 2003                3,980,500     3,980         (3,192)       (2,915)        17             (788)       (2,898)


Stock issued for cash
($0.0001 per share)                    1,000,000     1,000           (955)          -           -               -              45

Proceeds from subscription
receivable                                   -         -              -             -           -               788           788

Other comprehensive loss                     -         -              -             -         (116)             -            (116)

Net loss for the three
months ended June 30, 2003                   -         -              -         (30,778)        -               -         (30,778)

Comprehensive loss                           -         -              -             -           -               -         (30,894)
                                       ---------- ---------   ------------    ----------- ---------       ----------     ---------

BALANCE, JUNE 30, 2003                 4,980,500  $  4,980    $    (4,147)    $ (33,693)  $    (99)       $     -        $(32,959)
=======================                ========== =========   ============    =========== =========       ==========     =========


     See accompanying notes to condensed consolidated financial statements

                      ATLANTIC SECURITY, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                             For The
                                                             Period From
                                            For The Three    September 6, 2002
                                            Months Ended     (Inception) To
                                            June 30, 2003    June 30, 2003
                                            -------------    -----------------



CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                   $  (30,778)       $   (33,693)
                                              ----------        -----------
    Net Cash Used In Operating Activities       (30,778)           (33,693)
                                              ----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES                -                  -
                                              ----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock            833                833
  Proceeds from stockholder loans                30,887             33,785
                                              ----------        -----------
    Net Cash Provided By Operating Activities    31,720             34,618
                                              ----------        -----------

EFFECT OF EXCHANGE RATE ON CASH                    (116)               (99)
                                              ----------        -----------

NET INCREASE IN CASH                                826                826

CASH AND CASH EQUIVALENTS AT BEGINNING OF
 PERIOD                                             -                  -
                                              ----------        -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD    $     826         $      826
                                              ==========        ===========

     See accompanying notes to condensed consolidated financial statements

NOTE 1	BASIS OF PRESENTATION
------  ---------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

It is management's opinion however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

NOTE 2	REVERSE MERGER
------  --------------

On May 15, 2003, Atlantic Security, Inc. consummated an agreement with Atlantic Security Limited, a United Kingdom corporation, pursuant to which Atlantic Security Limited exchanged all of its 39,805 then issued and outstanding shares of common stock for 3,980,500 shares or approximately 80% of the common stock of Atlantic Security, Inc. As a result of the agreement, the transaction was treated for accounting purposes as a reorganization by the accounting acquirer (Atlantic Security Limited) and as a recapitalization by the accounting acquiree (Atlantic Security, Inc.).

Accordingly, the financial statements include the following:

(1)		The balance sheet consists of the net assets of the
                acquirer at historical cost and the net assets of the acquiree at historical cost.

(2)		The statement of operations include the operations of
                the acquirer for the periods presented and the operations of the acquiree from the date of the merger.


NOTE 3	LOAN PAYABLE - STOCKHOLDERS
------  ---------------------------

During the three months ended June 30, 2003, a stockholder of the Company paid $30,887 for operating expenses on behalf of the Company. The total loan of $33,785 is payable on demand, non-interest bearing and unsecured (See Note 5).


NOTE 4	STOCKHOLDERS' EQUITY
------  --------------------

During the three months ended June 30, 2003, the Company issued
1,000,000 shares of common stock for cash of $45.

During the three months ended June 30, 2003, the Company received cash proceeds of $788 on subscription receivables.

NOTE 5  RELATED PARTY TRANSACTIONS
------  --------------------------

A stockholder of the Company paid $30,887 of operating expenses on behalf of the Company (See Note 3).


NOTE 6  GOING CONCERN
------  -------------

As reflected in the accompanying condensed consolidated financial statements, the Company is a development stage company with no revenues, has a negative cash flow from operations of $30,778, and a working capital and stockholders' deficiency of $32,959. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital and generate revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company is negotiating with capital funding sources and service providers to implement its business plan. Management believes that actions presently being taken to raise capital and implement its business plan provides the opportunity for the Company to continue as a going concern.

ITEM 2.	 Management's Discussion and Analysis or Plan of Operation
         ---------------------------------------------------------
Results
-------

For the period from inception through June 30, 2003 no revenue was generated, this was due to the fact that we had not secured the marketing / development rights for any product nor had we secured a source of finance.
As the Company is no longer exploring opportunities within the golf industry, we cannot presently forecast when we may generate revenue.

We have now acquired an operating subsidiary, Atlantic Security
Limited, based in the United Kingdom, and with that comes the marketing rights for a number of products which we deem to be valuable.

Our existing employees have agreed to defer receipt of all salaries until we raise a minimum of $100,000. Our principal executive and administrative offices are located in space that is owned by our Chief Executive Officer.

Management believes that, though we have expressed substantial doubt about our ability to continue as a going concern, due to our minimal cash requirements and the cooperation of our employees in deferring salary and advancing loans to the company to cover operational expenses, assuming that we do not commence our anticipated operations, we will be able to satisfy our cash requirements for at least the next twelve months.

We anticipate that as our new business develops, there will be a significant changes in the number of employees over the next twelve months.


Liquidity and Capital Resources
-------------------------------

While at this time we do not have any significant current liabilities, our current liabilities exceed our current assets and may continue to do so in the future. Our business expansion will require significant capital resources that may be funded through the issuance of shares or notes payable or other debt arrangements that may affect our debt structure.

To date, we have managed to keep our monthly cash requirements low for two reasons. In the first instance, our employees have agreed not to draw a salary until a minimum of $100,000 in funding is obtained. Secondly, we have been able to keep our operating expenses to a minimum by operating in space owned by our Chief Executive Officer and are only paying the direct expenses associated with our business operations.

Given our low monthly cash flow requirement, management believes that, even though we have expressed doubt about our ability to continue as a going concern, and assuming that we do not commence our anticipated operations it has sufficient financial resources to meet its obligations for at least the next twelve months.

To this end, the company has already signed a US $500,000 investment contract which it is anticipated will commence by the end of the year. We firmly believe this to be the first of many such investments.

Plan of Operations
------------------

Recent international terrorism events have created a major focus on emerging technologies that support physical security opportunities. There are financial and social implications and the current security industry lacks the advanced technology to respond convincingly to terrorism. Atlantic Security, Inc. is developing both applications and technology that are technically superior to existing products, from surveillance & bio-molecular detection to vehicle tracking.

Furthermore, the company's business plan will attempt to deliver technologies and applications that significantly enhance macro physical security environments.

ASI exclusively owns the global rights to exploit the Intellectual Property Rights ("IPR") for several unique technologies. Our objective over the next 24 months is to develop these technologies into world-class products. Some of these technologies are already in the "pre-production" stage and could be ready to deploy into the market place within the next 12 months, provided we can successfully attract suitable investment and develop trading partnerships.

ASI's current market opportunities reside within:-

   -       Bio-terrorism detection systems
   -       Molecular detection systems
   -       Asset tracking solutions (including those used by the military)
   -       Wireless surveillance control systems


Forward Looking Statements

Certain statements in this report are forward-looking statements within the meaning of the federal securities laws. Although the Company believes that the expectations reflected in its forward-looking statements are based on reasonable assumptions, there are risks and uncertainties that may cause actual results to differ materially from expectations. These risks and uncertainties include, but are not limited to, competitive pricing pressures at both the wholesale and retail levels, changes in market demand, changing interest rates, adverse weather conditions that reduce sales at distributors, the risk of assembly and manufacturing plant shutdowns due to storms or other factors, and the impact of marketing and cost-management programs.

Recent Accounting Pronouncements

Statement No. 144 "Accounting for the Impairment or Disposal of Long-
Lived Assets" supercedes Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). Though it retains the basic requirements of SFAS 121 regarding when and how to measure an impairment loss, SFAS 144 provides additional implementation guidance. SFAS 144 excludes goodwill and intangibles not being amortized among other exclusions. SFAS 144 also supercedes the provisions of APB 30, "Reporting the Results of Operations," pertaining to discontinued operations. Separate reporting of a discontinued operation is still required, but SFAS 144 expands the presentation to include a component of an entity, rather than strictly a business segment as defined in SFAS 131, Disclosures about Segments of an Enterprise and Related Information. SFAS 144 also eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. This statement is effective for all fiscal years beginning after December 15, 2001. The implementation of SFAS 144 on January 1, 2002 did not have a material effect on the Company's financial position, results of operations or liquidity.

Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," ("SFAS 145") updates, clarifies, and simplifies existing accounting pronouncements. Statement No. 145 rescinds Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses. Statement 64 amended Statement 4, and is no longer necessary because Statement 4 has been rescinded. Statement 44 was issued to establish accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. Because the transition has been completed, Statement 44 is no longer necessary. Statement 145 amends Statement 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with FASB's goal requiring similar accounting treatment for transactions that have similar economic effects. This statement is effective for fiscal years beginning after May 15, 2002. The adoption of SFAS 145 is not expected to have a material impact on the Company's financial position, results of operations or liquidity.

Statement No. 146, "Accounting for Exit or Disposal Activities" ("SFAS
146") addresses the recognition, measurement, and reporting of costs that are associated with exit and disposal activities that are currently accounted for pursuant to the guidelines set forth in EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to exit an Activity (including Certain Cost Incurred in a Restructuring)," cost related to terminating a contract that is not a capital lease and one-time benefit arrangements received by employees who are involuntarily terminated - nullifying the guidance under EITF 94-3. Under SFAS 146, the cost associated with an exit or disposal activity is recognized in the periods in which it is incurred rather than at the date the Company committed to the exit plan.
This statement is effective for exit or disposal activities initiated after December 31, 2002 with earlier application encouraged. The adoption of SFAS 146 did not have a material impact on the Company's financial position, results of operations or liquidity.

Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", amends FASB Statement No. 123, "Accounting for Stock-Based Compensation." In response to a growing number of companies announcing plans to record expenses for the fair value of stock options, Statement 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement 148 amends the disclosure requirements of Statement 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The Statement also improves the timeliness of those disclosures by requiring that this information be included in interim as well as annual financial statements.
In the past, companies were required to make pro forma disclosures only in annual financial statements. The disclosure provisions of Statement 148 did not have a material impact on the Company's financial position, results of operations or liquidity.

In November 2002, the FASB issued FASB Interpretation No. 45,
"Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. . The adoption of this pronouncement does not have a material effect on the earnings or financial position of the Company.

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 requires that its provisions are effective immediately for all arrangements entered into after January 31, 2003. The Company does not have any variable interest entities created after January 31, 2003. For those arrangements entered into prior to January 31, 2003, the FIN 46 provisions are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. The Company has not identified any variable interest entities to date and will continue to evaluate whether it has variable interest entities that will have a significant impact on its consolidated balance sheet and results of operations.

ITEM 3. 	Controls and Procedures
                -----------------------

(a)	 Evaluation of disclosure controls and procedures.
         -------------------------------------------------

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
        -----------------------------

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

                                  CERTIFICATION
                         OF PRINCIPAL EXECUTIVE OFFICER
                  AND PRINCIPAL FINANCIAL OFFICER PURSUANT TO
                             18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO SECTION 906 OF
                         THE SARBANES-OXLEY ACT OF 2002


I, Terence Sullivan, certify that:

1	I have reviewed this quarterly report on Form 10-QSB of ATLANTIC
SECURITIES, INC.

2	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in
this    quarterly report;

4	I am responsible for establishing and maintaining disclosure controls
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

5	I have disclosed, based on my most recent evaluation, to the
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

6	I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:    August 15, 2003


                                        /s/ Terence Sullivan
                                        --------------------------
                                        Terence Sullivan
                                        Principal Executive Officer,
                                        Principal Financial Officer