Form 10QSB
period 2003-09-30
WARRENSBURG ENTERPRISES INC
filed 2003-11-13
CIK 1102743

U.S. SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                              FORM 10-QSB

[X]  QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 2003

or

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

                   ATLANTIC SECURITY, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE COMPANY)


                                  CONTENTS


PAGE 1       CONDENSED CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER
             30, 2003 (UNAUDITED)


PAGE 2 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2003 AND FOR THE PERIOD FROM SEPTEMBER 6, 2002 (INCEPTION) TO SEPTEMBER 30, 2002 AND FOR THE PERIOD FROM SEPTEMBER 6, 2002 (INCEPTION) TO SEPTEMBER 30, 2003 (UNAUDITED)


PAGE 3       CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS'
             DEFICIENCY FOR THE PERIOD FROM SEPTEMBER 6, 2002
             (INCEPTION) TO SEPTEMBER 30, 2003 (UNAUDITED)


PAGE 4 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2003 AND FOR THE PERIOD FROM SEPTEMBER 6, 2002 (INCEPTION) TO SEPTEMBER 30, 2002 AND FOR THE PERIOD FROM SEPTEMBER 6, 2002 (INCEPTION) TO SEPTEMBER 30, 2003 (UNAUDITED)


PAGES 5 - 7  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                    ATLANTIC SECURITY, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE COMPANY)
                    CONDENSED CONSOLIDATED BALANCE SHEET
                              SEPTEMBER 30, 2003
                              ------------------
                                  (UNAUDITED)



ASSETS
------

CURRENT ASSETS
  Cash                                                  $  4,228
  Prepaid expenses                                         1,500
                                                         ---------

TOTAL ASSETS
------------                                            $  5,728
                                                         ---------


LIABILITIES AND STOCKHOLDERS' DEFICIENCY
----------------------------------------


CURRENT LIABILITIES
  Accounts payable                                      $  7,412
  Stockholder loans                                     $  6,603
                                                         ---------

TOTAL CURRENT LIABILITIES                                 14,015


COMMITMENTS AND CONTINGENCIES                                -


STOCKHOLDERS' DEFICIENCY
  Common stock, $0.001 par value, 10,000,000 shares
   authorized, 6,114,500 shares issued and outstanding     6,115
  Additional paid in capital                             108,118
  Accumulated deficit during development stage          (112,285)
  Accumulated other comprehensive loss                      (208)
  Subscription receivable                                (10,027)
                                                         ---------

Total Stockholders' Deficiency                            (8,287)
                                                         ---------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY          $  5,728
                                                         =========





     See accompanying notes to condensed consolidated financial statements

                    ATLANTIC SECURITY, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE COMPANY)
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)



                                                             For The                            For the
                                                             Period From                        Period From
                                            For The Three    September 6, 2002  For the Six     September 6, 2002
                                            Months Ended     (Inception) To     Months Ended    (Inception) To
                                            September 30,    September 30,      September 30,   September 30,
                                                2003             2002              2003             2003



OPERATING EXPENSES
 Professional fees                            $  73,896      $      -            $ 103,896       $ 103,896
 Other general and administrative                 4,702      $    1,591              5,480           8,395
                                              ----------      ----------          ---------       ---------
    Total Operating Expenses                     78,598           1,591            109,376         112,291
                                              ----------      ----------          ---------       ---------
LOSS FROM OPERATIONS                            (78,598)         (1,591)          (109,376)       (112,291)


OTHER INCOME
 Interest income                                      6              -                   6               6
                                              ----------      ----------          ---------       ---------
     Total Other income                               6              -                   6               6
                                              ----------      ----------          ---------       ---------
Loss before income taxes                        (78,592)         (1,591)          (109,370)       (112,285)

Provision for Income Taxes                           -               -                 -               -
                                              ----------      ----------          ---------       ---------

NET LOSS                                        (78,592)         (1,591)          (109,370)       (112,285)

OTHER COMPREHENSIVE LOSS
 Foreign currency translation loss                 (109)             -                (225)           (208)
                                              ----------      ----------          ---------       ---------

COMPREHENSIVE LOSS                           $   (78,701)     $   (1,591)        $(109,595)      $(112,493)
------------------                            ===========      ==========         =========       =========

Net loss per share - basic and diluted       $     (0.02)     $      -           $   (0.02)      $   (0.03)
                                              ===========      ==========         =========       =========

Weighted average number of shares
 outstanding during the period - basic
 and diluted                                   4,997,196       3,980,500          4,742,992       4,339,204
                                              ===========      ==========         =========       =========



     See accompanying notes to condensed consolidated financial statements

                      ATLANTIC SECURITY, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
             CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
      FOR THE PERIOD FROM SEPTEMBER 6, 2002 (INCEPTION) TO SEPTEMBER 30, 2003
                                  (UNAUDITED)






                                                                            Accumulated
                                          Common Stock                        Deficit         Other
                                       -------------------    Additional     Development  Comprehensive   Subscription
                                        Shares     Amount   Paid-In Capital     Stage     Income (Loss)    Receivable     Total
                                       ---------  --------  ---------------  -----------  -------------   ------------  ---------


Stock issued to founders
($0.0002 per share)                    3,980,500  $  3,980    $    (3,192)    $     -     $     -         $    (788)     $     -


Other comprehensive income                   -         -              -             -           17              -              17


Net loss for the period from
September 6, 2002
(inception) to March 31, 2003                -         -              -          (2,915)        -               -          (2,915)

Comprehensive loss                           -         -              -             -           -               -          (2,898)
                                       ---------- ---------   ------------    ----------- ---------       ----------     ---------
Balance, March 31, 2003                3,980,500     3,980         (3,192)       (2,915)        17             (788)       (2,898)

Stock issued in reverse merger         1,000,000     1,000           (955)          -           -               -              45

Proceeds from subscription
receivable                                   -         -              -             -           -               788           788

Stock issued for cash
($0.10 per share)                        134,000       135         13,265           -           -           (10,027)        3,373


Stock issued for services
($0.10 per share)                      1,000,000     1,000         99,000           -           -               -         100,000

Other comprehensive loss                     -         -              -             -         (225)             -            (225)

Net loss for the six month
period ended September 30, 2003              -         -              -        (109,370)        -               -        (109,370)

Comprehensive loss                           -         -              -             -           -               -        (109,595)
                                       ---------- ---------   ------------    ----------- ---------       ----------     ---------

BALANCE, SEPTEMBER 30, 2003            6,114,500  $  6,115    $   108,118     $(112,285)  $   (208)       $ (10,027)     $ (8,287)
===========================            ========== =========   ============    =========== =========       ==========     =========


     See accompanying notes to condensed consolidated financial statements

                      ATLANTIC SECURITY, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                             For The             For The
                                                             Period From         Period From
                                            For The Six      September 6, 2002   September 6, 2002
                                            Months Ended     (Inception) To      (Inception) to
                                            September 30,    September 30,       September 30,
                                               2003                2002              2003
                                            -------------    -----------------   -----------------



CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                   $ (109,370)       $    (1,591)       $ (112,285)
  Adjustments to reconcile net loss
  to net cash used in operating
  activities:
    Stock issued for services                   100,000                -             100,000
  Changes in operating assets
  and liabilities
    Increase in prepaid expense                  (1,500)               -              (1,500)
    Increase in accounts payable                  7,412                -               7,412
                                              ----------        -----------        ----------
    Net Cash Used In Operating Activities        (3,458)            (1,591)           (6,373)
                                              ----------        -----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES                -                  -                 -
                                              ----------        -----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock          4,206                -               4,206
  Proceeds from stockholder loans                 3,705              1,591             6,603
                                              ----------        -----------        ----------
    Net Cash Provided By Operating Activities     7,911              1,591            10,809
                                              ----------        -----------        ----------

EFFECT OF EXCHANGE RATE ON CASH                    (225)               -                (208)
                                              ----------        -----------        ----------

NET INCREASE IN CASH                              4,228                -               4,228

CASH AND CASH EQUIVALENTS AT BEGINNING OF
 PERIOD                                             -                  -                 -
                                              ----------        -----------        ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD    $   4,228         $      -          $    4,228
                                              ==========        ===========        ==========


     See accompanying notes to condensed consolidated financial statements

                    ATLANTIC SECURITY, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           AS OF SEPTEMBER 30, 2003
                           ------------------------
                                  (UNAUDITED)


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

NOTE 2	REVERSE MERGER
------  --------------

On May 15, 2003, Atlantic Security, Inc. consummated an agreement with Atlantic Security Limited, a United Kingdom corporation, pursuant to which Atlantic Security Limited exchanged all of its 39,805 then issued and outstanding shares of common stock for 3,980,500 shares or approximately 80% of the common stock of Atlantic Security, Inc. As a result of the agreement, the transaction was treated for accounting purposes as a reorganization by the accounting acquirer (Atlantic Security Limited) and as an recapitalization by the accounting acquiree (Atlantic Security, Inc.).

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

NOTE 3	LOAN PAYABLE - STOCKHOLDERS
------  ---------------------------

During the three months ended September 30, 2003, a stockholder of the Company paid $2,818 of operating expenses on behalf of the Company. The total loan of $6,603 is payable on demand, non-interest bearing and unsecured (See
Note 5).

                    ATLANTIC SECURITY, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           AS OF SEPTEMBER 30, 2003
                           ------------------------
                                  (UNAUDITED)



NOTE 4	STOCKHOLDERS' EQUITY
------  --------------------

During the three months ended June 30, 2003, the Company
issued 1,000,000 shares of common stock for cash of $45 in a
reverse merger transaction (See      Note 2).

During the three months ended June 30, 2003, the Company received cash proceeds of $788 on subscription receivables.

During the three months ended September 30, 2003, the Company issued 1,000,000 shares of common stock with a fair value of $100,000 to a consultant for services.

During the three months ended September 30, 2003, the Company issued 134,000 shares of common stock for cash and subscriptions receivable of $3,373 and $10,027, respectively.


NOTE 5	RELATED PARTY TRANSACTIONS
------  --------------------------

A stockholder of the Company paid $6,603 of operating expenses on behalf of the Company from inception (See Note 3).


NOTE 6	GOING CONCERN
------  -------------

As reflected in the accompanying condensed consolidated financial statements, the Company is a development stage company with no revenues, has a negative cash flow from operations from inception of $6,373, and a working capital and stockholders' deficiency of $8,287. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital and generate revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company is negotiating with capital funding sources and service providers to implement its business plan. Management believes that actions presently being taken to raise capital and implement its business plan provides the opportunity for the Company to continue as a going concern.

                    ATLANTIC SECURITY, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           AS OF SEPTEMBER 30, 2003
                           ------------------------
                                  (UNAUDITED)


NOTE 7 	SUBSEQUENT EVENTS
------  -----------------

The Company entered into an employment agreement with a
stockholder to become the CEO and Chairman of the Company
effective October 1, 2003 at an annual salary of  $235,500.
The agreement expires on the stockholders 75th birthday or
with six months notice by the Company unless there is a
change in control, which requires the Company to provide
one-year notice.    The agreement also calls for a bonus of
10% of the net income of the Company if the Company reaches certain sales targets, a 12% car allowance and provides for the stockholder at his option to receive a portion of his compensation in the form of stock at a 30% discount.

The Company entered into an employment agreement with an individual to become the COO and President of the North
American Division effective October 6, 2003 at an annual salary of $100,000. The agreement expires on the individuals 70th birthday or with thirty days notice by either party.

ITEM 2.  Management's Discussion and Analysis or Plan of Operation Results
         ------------------------------------------------------------------

     For the period from inception through September 30, 2003 no revenue was generated, this was due to the fact that we had not secured the marketing / development rights for any product nor had we secured a source of finance.

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

     We anticipate that as our new business develops, there will be significant changes in the number of employees over the next twelve months.


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

     To this end, the company has already signed a letter of intent for an investment of US $500,000 which we anticipate will be consummated by the end of the year.

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

ITEM 3.         Controls and Procedures
                -----------------------

(a)      Evaluation of disclosure controls and procedures.
         -------------------------------------------------

     Our Chief Executive Officer and Chief Financial Officer (the
"Certifying Officer") maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely.

     Under the supervision and with the participation of management, the Certifying Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule
[13a-14(c)/15d- 14(c)] under the Exchange Act) within 90 days prior to the filing date of this report.

     Based upon that evaluation, the Certifying Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

(b)     Changes in internal controls.
        -----------------------------

     Our Certifying Officer has indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of his evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.


PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds.

(c) During the quarter ending September 30, 2003 the company sold 134,000 restricted shares of its common stock at $0.10 per share. During the quarter the company received cash payments of $3,373 relating to these sales and as of the date of this report has outstanding subscription receivables of $10,027 relating to these sales.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


November 10, 2003

                                        ATLANTIC SECURITY, INC.

                                        /s/ Terence Sullivan
                                        --------------------------
                                        Terence Sullivan
                                        Principal Executive Officer,
                                        Principal Financial Officer

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

Dated:    November 10, 2003


                                        /s/ Terence Sullivan
                                        --------------------------
                                        Terence Sullivan
                                        Principal Executive Officer,
                                        Principal Financial Officer

                                    EX-99.1
                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
                        AND PRINCIPAL FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350


In connection with the accompanying Quarterly Report on Form 10-QSB of Atlantic Security, Inc. for the quarter ended September 30, 2003,
I, Terence Sullivan Principal Executive Officer and Principal Financial Officer of Atlantic Security, Inc. hereby certify pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

(1) such Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) 	the information contained in such Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003, fairly presents, in all material respects, the financial condition and results of operations of Atlantic Security, Inc.


November 10, 2003

                                        /s/ Terence Sullivan
                                        --------------------------
                                        Terence Sullivan
                                        Principal Executive Officer,
                                        Principal Financial Officer