Form 10QSB
period 2003-12-31
ATLANTIC SECURITY INC
filed 2004-02-10
CIK 1102743

U.S. SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                              FORM 10-QSB

[X]  QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended December 31, 2003

or

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



Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ____ No___.



The number of shares of the registrant's common stock, par value $0.0001 per share, outstanding as of February 9, 2004 was 23,058,000.

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


                                  CONTENTS


PAGE 1       CONDENSED CONSOLIDATED BALANCE SHEET AS OF DECEMBER
             31, 2003 (UNAUDITED)


PAGE 2 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2003 AND FOR THE THREE MONTHS ENDED DECEMBER 31, 2002 AND FOR THE PERIOD FROM SEPTEMBER 6, 2002 (INCEPTION) TO DECEMBER 31, 2002 AND FOR THE PERIOD FROM SEPTEMBER 6, 2002 (INCEPTION) TO DECEMBER 31, 2003 (UNAUDITED)


PAGE 3       CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS'
             DEFICIENCY FOR THE PERIOD FROM SEPTEMBER 6, 2002
             (INCEPTION) TO DECEMBER 31, 2003 (UNAUDITED)


PAGE 4 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED DECEMBER 31, 2003 AND FOR THE PERIOD FROM SEPTEMBER 6, 2002 (INCEPTION) TO DECEMBER 31 2002 AND FOR THE PERIOD FROM SEPTEMBER 6, 2002 (INCEPTION) TO DECEMBER 31, 2003 (UNAUDITED)


PAGES 5 - 7  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                    ATLANTIC SECURITY, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE COMPANY)
                    CONDENSED CONSOLIDATED BALANCE SHEET
                              DECEMBER 31, 2003
                              -----------------
                                  (UNAUDITED)



ASSETS
------

CURRENT ASSETS
  Cash                                                  $ 82,030
  Prepaid expenses                                         1,500
                                                         ---------

TOTAL CURRENT ASSETS                                     $ 83,530
--------------------                                     ---------



LIABILITIES AND STOCKHOLDERS' DEFICIENCY
----------------------------------------


CURRENT LIABILITIES
  Accrued officers' salary                              $ 87,250
  Stockholder loans                                     $  2,444
                                                         ---------

TOTAL CURRENT LIABILITIES                                 89,694


COMMITMENTS AND CONTINGENCIES                                -


STOCKHOLDERS' DEFICIENCY
  Common stock, $0.001 par value, 100,000,000 shares
   authorized, 23,058,000 shares issued and outstanding   23,058
  Additional paid in capital                             187,175
  Accumulated deficit during development stage          (234,261)
  Accumulated other comprehensive gain                    17,864
                                                         ---------

Total Stockholders' Deficiency                            (6,164)
                                                         ---------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY          $ 83,530
                                                         =========





     See accompanying notes to condensed consolidated financial statements

                    ATLANTIC SECURITY, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE COMPANY)
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)



                                                                                                For the             For the Period
                                                                                                Period From         From September
                                            For The Three    For the Three      For the Nine    September 6, 2002   6, 2002
                                            Months Ended     Months Ended       Months Ended    (Inception) To      (Inception) To
                                            December 31,     December 31,       December 31,    December 31,        December 31,
                                                2003             2002              2003             2002                2003



OPERATING EXPENSES
 Stock issued for services                    $     -        $      -            $ 100,000       $     -             $    100,000
 Officers salary                                 87,250             -               87,250             -                   87,250
 Professional fees                               34,210             -               38,106             -                   38,106
 Other general and administrative                   531             663              6,011           2,254                  8,925
                                              ----------      ----------          ---------       ---------          -------------
    Total Operating Expenses                    121,991             663            231,367           2,254                234,281
                                              ----------      ----------          ---------       ---------          -------------
LOSS FROM OPERATIONS                           (121,991)           (663)          (231,367)         (2,254)              (234,281)


OTHER INCOME
 Interest income                                     14              -                  20             -                       20
                                              ----------      ----------          ---------       ---------          -------------

Net Loss Before Taxes                          (121,976)           (663)          (231,347)         (2,254)              (234,261)

Provision for Income Taxes                           -               -                 -               -                      -
                                              ----------      ----------          ---------       ---------          -------------

NET LOSS                                       (121,976)           (663)          (231,347)         (2,254)              (234,261)

OTHER COMPREHENSIVE INCOME
 Foreign currency translation gain               17,656              -              17,847             -                   17,864
                                              ----------      ----------          ---------       ---------          -------------

COMPREHENSIVE LOSS                           $  (104,320)     $     (663)        $(213,499)      $  (2,254)          $   (216,397)
------------------                           ============     ===========        ==========      ==========          =============

Net loss per share - basic and diluted       $       -        $      -           $   (0.01)      $     -             $      (0.01)
                                             ============     ===========        ==========      ==========          =============

Weighted average number of shares
 outstanding during the period - basic
 and diluted                                  21,701,478       15,922,000        20,055,409      15,922,000            18,179,497
                                              ===========      ==========        ==========      ==========            ==========



     See accompanying notes to condensed consolidated financial statements

                      ATLANTIC SECURITY, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
             CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY FOR THE PERIOD FROM SEPTEMBER 6, 2002 (INCEPTION) TO DECEMBER 31, 2003
                                  (UNAUDITED)






                                                                            Accumulated
                                          Common Stock                        Deficit         Other
                                       -------------------    Additional     Development  Comprehensive   Subscription
                                        Shares      Amount   Paid-In Capital     Stage        Income        Receivable     Total
                                       ---------   --------  ---------------  -----------  -------------   ------------  ---------


Stock issued to founders
($0.0001 per share)                    15,922,000  $ 15,922    $   (15,134)    $     -     $     -         $    (788)     $     -


Other comprehensive income                   -          -              -             -           17              -              17


Net loss for the period from
September 6, 2002
(inception) to March 31, 2003                -          -              -          (2,915)        -               -          (2,915)

Comprehensive loss                           -          -              -             -           -               -          (2,898)
                                       ----------  ---------   ------------    ----------- ---------       ----------     =========
Balance, March 31, 2003                15,922,000    15,922        (15,134)       (2,915)        17             (788)       (2,898)

Stock issued for cash                  4,000,000      4,000         (3,955)          -           -               -              45
($0.0001 per share)

Proceeds from subscription
receivable                                   -          -              -             -           -               788           788

Stock issued for cash
($0.025 per share)                       536,000        536         12,864           -           -           (10,027)        3,373


Stock issued for services
($0.10 per share)                      1,000,000      1,000         99,000           -           -               -         100,000


Stock issued for cash
($0.06 per share)                      1,600,000      1,600         94,400           -           -               -          96,000

Proceeds from subscription receivable        -          -              -             -           -            10,027        10,027

Other comprehensive Income                   -          -              -             -        17,847             -          17,847

Net loss for the nine month
period ended December 31, 2003               -          -              -        (231,346)        -               -        (231,346)

Comprehensive loss                           -          -              -             -           -               -        (213,499)
                                       ----------  ---------   ------------    -----------  ---------       ----------     ---------

BALANCE, DECEMBER 31, 2003             23,058,000  $ 23,058    $   187,175     $(234,261)   $ 17,864        $    -        $ (6,164)
===========================            ==========  =========   ============    ===========  =========       ==========    =========


     See accompanying notes to condensed consolidated financial statements

                      ATLANTIC SECURITY, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                             For The             For The
                                                             Period From         Period From
                                            For The Nine     September 6, 2002   September 6, 2002
                                            Months Ended     (Inception) To      (Inception) to
                                            December 31,     December 31,        December 31,
                                               2003                2002              2003
                                            -------------    -----------------   -----------------



CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                   $ (231,346)       $    (2,254)       $ (234,261)
  Adjustments to reconcile net loss
  to net cash used in operating
  activities:
    Stock issued for services                   100,000                -             100,000
  Changes in operating assets
  and liabilities
    Increase in prepaid expense                  (1,500)               -              (1,500)
    Increase in accrued officers salary          87,250                -              87,250
                                              ----------        -----------        ----------
    Net Cash Used In Operating Activities       (45,596)            (2,254)          (48,511)
                                              ----------        -----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES                -                  -                 -
                                              ----------        -----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock        110,233                -             110,233
  Proceeds (payments) from stockholder loans       (454)             2,254             2,444
                                              ----------        -----------        ----------
    Net Cash Provided By Operating Activities   109,779              2,254           112,677
                                              ----------        -----------        ----------

EFFECT OF EXCHANGE RATE ON CASH                  17,847                -              17,864
                                              ----------        -----------        ----------

NET INCREASE IN CASH                             82,030                -              82,030

CASH AND CASH EQUIVALENTS AT BEGINNING OF
 PERIOD                                             -                  -                 -
                                              ----------        -----------        ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD    $  82,030         $      -          $   82,030
                                              ==========        ===========        ==========


     See accompanying notes to condensed consolidated financial statements

                    ATLANTIC SECURITY, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           AS OF DECEMBER 31, 2003
                           -----------------------
                                  (UNAUDITED)



NOTE 1	BASIS OF PRESENTATION

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

NOTE 2	USE OF ESTIMATES

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

NOTE 3	LOSS PER SHARE

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings
Per Share." As of December 31, 2003 and 2002, there were no common share equivalents outstanding.

NOTE 4	REVERSE MERGER

On May 15, 2003, Atlantic Security, Inc. consummated an agreement with Atlantic Security Limited, a United Kingdom corporation, pursuant to which Atlantic Security Limited exchanged all of its 39,805 then issued and outstanding shares of common stock for 3,980,500 (15,922,000 post split) shares or approximately 80% of the common stock of Atlantic Security, Inc. As a result of the agreement, the transaction was treated for accounting purposes as a reorganization by the accounting acquirer (Atlantic Security Limited) and as a recapitalization by the accounting acquiree (Atlantic Security, Inc.) (See Note 6(C)).

Accordingly, the financial statements include the following:

(1)	The balance sheet consists of the net assets of the
        acquirer at historical cost and the net assets of the acquiree at historical cost.

(2) The statement of operations includes the operations of the acquirer for the periods presented and the operations of the acquiree from the date of the merger.

NOTE 5	LOAN PAYABLE - STOCKHOLDERS

During the three months ended December 31, 2003, a stockholder of the Company paid $2,444 for operating expenses on behalf of the Company. The total loan of $2,444 is payable on demand, non-interest bearing and unsecured (See
Note 7).

NOTE 6	STOCKHOLDERS' EQUITY

(A) Stock Issued for Cash

During the three months ended June 30, 2003, the Company issued 1,000,000 (4,000,000 post split) shares of common stock for cash of $45.

During the three months ended June 30, 2003, the Company received cash proceeds of $788 on subscription receivables.

During the three months ended September 30, 2003, the Company issued 536,000 (2,144,000 post split) shares of common stock for cash and subscriptions receivable of $3,373 and $10,027, respectively.

During the three months ended December 31, 2003, the Company issued 1,600,000 shares of common stock for cash of $96,000.

During the three months ended December 31, 2003, the Company received cash proceeds of $10,027 on subscriptions receivable.

(B) Stock Issued for Services

During the three months ended September 30, 2003, the Company issued 1,000,000 shares of common stock for services with a fair value of $100,000.

(C) Stock Issued in Reverse Merger

On May 15, 2003, Atlantic Security, Inc. exchanged 3,980,500
(15,922,000 post split) shares of common stock for all the outstanding shares of Atlantic Security Limited (See Note 4).

(D) Common Stock Split

On December 9, 2003, the Company declared a 4 for 1 common stock split. Per share and weighted average share amounts have been retroactively restated in the accompanying financial statements and related notes to reflect this split.

NOTE 7	RELATED PARTY TRANSACTIONS

Stockholders of the Company paid $6,405 of operating expenses on behalf of the Company from inception (See Note 5).

NOTE 8	COMMITMENTS AND CONTINGENCIES

The Company entered into an employment agreement with a stockholder to become the CEO and Chairman of the Company effective October 1, 2003 at an annual salary of $235,000. The agreement expires on the stockholders 75th birthday or with six months notice by the Company unless there is a change in control, which requires the Company to provide one-year notice. The agreement also calls for a bonus of 10% of the net income of the Company if the Company reaches certain sales targets, a 12% car allowance and provides for the stockholder at his option to receive a portion of his compensation in the form of stock at a 30% discount.

The Company entered into an employment agreement with an individual to become the COO and President of the North American Division effective October 6, 2003 at an annual salary of $100,000. The agreement expires on the individuals 70th birthday or with thirty days notice by either party.


NOTE 9	GOING CONCERN

As reflected in the accompanying condensed consolidated financial statements, the Company is a development stage company with no revenues, has a negative cash flow from operations from inception of $48,511. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise additional capital and generate revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company is negotiating with capital funding sources and service providers to implement its business plan. Management believes that actions presently being taken to raise additional capital and implement its business plan provides the opportunity for the Company to continue as a going concern.

ITEM 2.  Management's Discussion and Analysis or Plan of Operation Results
         ------------------------------------------------------------------

     For the period from inception through December 31, 2003 no revenue was generated.

     We have now acquired an operating subsidiary, Atlantic Security Limited, based in the United Kingdom, and with that comes the marketing rights for a number of products which we deem to be valuable.

     Our existing employees previously agreed to defer receipt of all salaries until we raised a minimum of $100,000. Although we have now raised such amount, our management has agreed to continue defering receipt of their salaries. Our principal executive and administrative offices are located in space that is owned by our Chief Executive Officer.

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

     To date, we have managed to keep our monthly cash requirements low for two reasons. In the first instance, our management has agreed to continue deferring their salaries even though we have raised $100,000 in funding. Secondly, we have been able to keep our operating expenses to a minimum by operating in space owned by our Chief Executive Officer and are only paying the direct expenses associated with our business operations.

     Given our low monthly cash flow requirement, management believes that, even though we have expressed doubt about our ability to continue as a going concern, and assuming that we do not commence our anticipated operations it has sufficient financial resources to meet its obligations for at least the next twelve months.

     To this end, the company has already signed a letter of intent for an investment of US $500,000 which we anticipate will be consummated by the end of the fourth quarter.

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


PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds.

(c) During the quarter ending December 31, 2003 the company sold 1,600,000 restricted shares of its common stock at $0.06 per share. During the quarter the company received a cash payment of $96,000 relating to this sale

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


  February 10, 2004


                                        ATLANTIC SECURITY, INC.

                                        /s/ Terence Sullivan
                                        --------------------------
                                        Terence Sullivan
                                        Principal Executive Officer,
                                        Principal Financial Officer