Form 10KSB
period 2004-03-31
ATLANTIC SECURITY INC
filed 2004-06-28
CIK 1102743

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-KSB

                                 (Mark one)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 000-28835

                           Atlantic Security Corp.
    ---------------------------------------------------------------------
               (Name of small business issuer in its charter)

                      Florida                         65-0963962
    ---------------------------------     -------------------------------
    (State or other jurisdiction of      (IRS Employer Identification No.)
      incorporation or organization)

                                 Glyme House
                               St. John's Street,
                           Bicester, Oxfordshire, OX26 6SL
    ---------------------------------------------------------------------
                      (Address of principal executive offices)

                              00 44 1869 242378
    ---------------------------------------------------------------------
                          (Issuer's telephone number)

Securities registered under Section 12(g) of the Exchange Act:

                  Common Stock, par value $0.0001 per share
           --------------------------------------------------------
                               (Title of class)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days. Yes  [X]   No [  ]

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Company's revenues for the year ended March 31, 2004 were $0.

As of March 31, 2004, the aggregate market value of the voting stock held by non-affiliates of the registrant (based on the price of $0.06 per share at which the common equity was last sold to non-affiliates) was $758,760.

The number of shares of the registrant's common stock, par value
$0.0001 per share, outstanding as of June 21, 2004 was 23,058,000

Transitional Small Business Disclosure Format (check one): Yes [  ];
No [X]

PART I.

Item 1.  DESCRIPTION OF THE BUSINESS

GENERAL AND COMPANY HISTORY

	We are a Marketing and Sales company and research (small "r") and development company (small "d"). By "small r" and "small d" we mean that our research is to be acquired from others. Product development will be done opportunistically with organizations that have established market objectives that may be served by technology we acquire.
	Atlantic Security, Inc. (previously named Warrensburg Enterprises, Inc.) was incorporated in the state of Florida on
December 6, 1999. We were founded by Ms. Shelley Goldstein as a blank check company with the contemplated purpose to engage in mergers and
acquisitions.    Ms. Goldstein originally held approximately 90% of
our outstanding common stock. From inception through May 15, 2003 we did not engage in any active trade or business. On May 15, 2003, we consummated an agreement with Atlantic Security Limited, a United
Kingdom corporation, pursuant to which Atlantic Security Limited paid $30,000 to Shelly Goldstein, who was then our majority shareholder and exchanged all of its then issued and outstanding shares of common stock for 15,922,000 shares of our common stock, representing approximately 80% of our outstanding common stock. As of the date of this prospectus we have not generated any revenues.

	Atlantic Security Limited ("ASL") was formed in September 2002 by Mr. Terence Sullivan to find commercial opportunities for technology developed by Professor Gorbunov of Middlesex University. In February 2003 ASL signed an agreement with Professor Gorbunov giving ASL an option to acquire the technology. In late 2002 and early 2003 ASL also began identifying other technology that it seeks to acquire or license.
	ASL began attempting to raise funding to commence operations and ultimately signed an agreement with Citywide Management Services, which has now agreed to invest $5,500,000 into the company's operations subsequent to the company being approved for quotation on the OTC Bulletin Board. In pursuit of this objective, ASL consummated the above mentioned share exchange with us on May 15, 2003.
We are not involved with any development cost of any of the products mentioned in this prospectus. To date we have only promoted these products. Even these efforts have been stopped at this time so that we may concentrate on fulfilling the conditions required for us to receive funding pursuant to our written financing agreement with Citywide Management Services.

PRODUCT DEVELOPMENT

        We intend to create an organization that values and explores new ideas and looks for product ideas in unconventional settings. We intend to refine these ideas and work with outside firms to create prototypes, masters and the necessary tooling. As of the date of this prospectus we have not entered into any definitive discussions, negotiations, contracts or other arrangements with any third party.

    	We intend to market, sell and develop technologies and products either from internally generated ideas or, by acquiring or licensing patented technology from outside inventors. During the evaluation phase of these product developments, we will evaluate the viability of the product and whether the product can be developed and manufactured in acceptable quantities and at an acceptable cost, and whether it can be sold at a price that satisfies our profitability goals.

        Once we determine that a product may satisfy our criteria, we will further assess its potential by continuing to research the product and its probable market. If the results are positive and we do not own the product, we will then attempt to acquire the product outright or obtain rights to the product through a licensing arrangement. If we develop the product internally, or if we acquire or license the rights to the product, we will then proceed to develop and test market the product.

RESEARCH AND DEVELOPMENT

        We gather information by attending seminars, reading relevant journals, talking to contacts and acquaintances, surfing the internet and reading government published information. We are keeping cost to a minimum by not commissioning any specific studies and attending seminars like InfoSec that are free to industry participants. We also are using our board of director's contacts to facilitate information gathering.

        The company has spent none if its own money on research and development of any of the technology mentioned in this prospectus, but has devoted substantial time and effort on inputting marketing information into the research and development project. We wish to use this as a model for all future development where we supply the expertise in the marketing and selling of any technology that meets our criteria.

         An example of this strategy is the Bio and Molecular development. All of the research and development done on the Bio and Molecular devices has been carried out by Middlesex University and Professor
Gorbunov.   The University and Professor Gorbunov received a grant
from the European Union of 6 million Euros to carry out this work in 1999.

         We have been involved in focusing the developers on the market needs as we see them and making sure that feed back from organizations that we have spoken to are reflected in the work carried out. Over the last two years we have tried to make sure the development reflected the changes in the market as we see them. All other research and development has been conducted by the owners of the products we wish to sell and market. We have acted as unpaid consultants to these companies regarding the needs we see in the hope that these will be incorporated in the different versions of the product. Thus we fill the gap between academia and the commercial market place.



PRODUCTS WE HOPE TO ACQUIRE OR LICENSE

        Initially we wish to market and sell certain technology being developed by Professor Gorbunov, which uses molecular and bio methods to detect substances by "sniffing" vaporized molecules in the air and on contact.

Background on the technology

        On December 19, 2001 Professor Boris Gorbunov at the Middlesex University used laboratory equipment to successfully detect a narcotic
substance by sampling the air.   The original equipment used is no way
a product or pre product and was only assembled to demonstrate that vaporized ionized particles could be detected by sampling the air. Present at this concept demonstration was Professor Gorbunov, various university staff and Mr. Keith Hellawell QPM the UK Anti-Drugs co-ordinator for the British Government, this was the result of ten year's research work by Professor Gorbunov.

        Since this time Professor Gorbunov has been working to build a very early stage unit (which we call alpha stage), which is a stand-alone unit that can be used to further improve the detection system. Professor Gorbunov completed this in February 2003 and since then has been working to make a demonstrable model that can be taken out of the laboratory and will still function.

        We have an option agreement with Professor Gorbunov to purchase his technology. Exercising this option requires that we pay: (a) 2 million pounds sterling, as a payment for Professor Gorbunov's 82% ownership of the technology and (b) a further (i) 2 million pounds sterling as a bonus to Professor Gorbunov if he gets Middlesex University to sell their 18% ownership to us and (ii) 1million pounds sterling total control payment (this is the payment that will go Middlesex University). Under the option agreement we can satisfy the up to 50% of the transfer price by issuing to Professor Gorbunov such number of our fully tradable shares of common stock as are equal in value (determined at the exercise date) to such payment. Professor Gorbunov would also be entitled to receive bonus payments of up to 4 million pounds sterling upon our achieving sales of his various products. Depending on the configuration of the final product, sales price could range from $5,000 to $500,000 per unit.

        We have had no detailed discussions with Middlesex University except our initial discussion about the option agreement at which it was agreed that Professor Gorbunov as the controller of the IPR would be the contact and that all talks go through him and his lawyers.

        The company also wishes to be in the asset tracking industry, which we believe is a growth area for the future. Although we have no written agreements with any company in this area, we have determined that Comnytell Developments Limited produces devices used in such industry. Comnytell currently sells their device to other companies who market it under their own private label brand - as we would wish to. It is our belief that the largest of these is T-Mobile, who currently sells the product as part of their offering.

        We also believe that surveillance is a growth area both in Europe and the US and that technology which accomplishes "Smart Surveillance" will be highly desirable. We have identified a manufacturer who we would like to work with either as an agent or to purchase the technology. The company, SA Limited, manufactures and builds surveillance technology. No negotiations have taken place with this company. We have only expressed a desired to come back to them at some point in the future to see if we could purchase their technology

        The objective over the next 24 months is to work with these types of technologies helping them turn into products using as yet unidentified partners. Some of these technologies are already in the "production" stage such as the Asset tracking system and others like the smart camera are pre-production stage. Assuming that we receive the funding under our agreement with Citywide and that we identify suitable partners to produce the products, we still anticipate needing between 24 and 36 months before any of these technologies would produce any revenue.

        A technology in the "pre-production" stage is one that has been developed into a product but has not gone through the production process of being made in large quantities.

        Simultaneously we will look to acquire or license other technology that compliment these technologies. We have not yet found any that are complimentary with what we are trying to achieve.


What is nanotechnology?

        Nanotechnology is an umbrella term that covers many areas of research dealing with objects that are measured in nanometres. A nanometre (nm) is a billionth of a meter, or a millionth of a millimetre

        The next few paragraphs provide a brief introduction to the core concepts of molecular nanotechnology.

"Manufactured products are made from atoms. The properties of those products depend on how those atoms are arranged. If we rearrange the atoms in coal we can make diamond. If we rearrange the atoms in sand (and add a few other trace elements) we can make computer chips. If we rearrange the atoms in dirt, water and air we can make potatoes". (April 29, 2002, Dr Ralph Merkle, the Foresight institute)

        Today's manufacturing methods are very crude at the molecular level. Casting, grinding, milling and even lithography move atoms in great thundering statistical herds. We believe it is analogous to a child trying to build something using LEGO blocks with boxing gloves on their hands. Yes, the child can push the LEGO blocks into great heaps and pile them up, but he or she can't really snap them together the way they would like. Nanotechnology will let us take off the boxing gloves we will be able to not only move individual atoms around but identify these atoms with great accuracy.

Nano-bio terrorism detection

* Nanotechnology that could detect 100% of current bio-terrorist threats

* When completed and built we will have a real-time, portable detector with later version having wireless or Satellite capability

* these product would be easily added to existing technology and will have the capability of being integrated into existing security networks



Nano- Molecular 'sniffer'

* Nanotechnology much more sensitive than any 'sniffer dogs' and second generation will improve on this.
* Detect entire range of threats including: smuggled weapons; extensive types of explosives;
* nuclear & fissionable materials, including detonators; Drugs; human & animal cargo; etc
* when completed it should be capable of detecting explosives under certain conditions up to 100 meters (first generation)

        Eventually both products will be merged into a single product only differentiated by the software running.

Using this technology to help health care

Background for the need to detect micro-organisms (The so called super bugs)

        The Nanotechnology used to detect Bio and Molecular will be
modified to isolate 	and detect specific biological molecules
under specific controlled conditions. This has never been
commercially done before and there is no guarantee that it will
work. But if 	successful we 	will be able to detect super
bugs.

        It is management's belief that in every hospital in the world there lie undetected micro-organisms or "bugs" of which MRSA (Methicillin Resistant Staphylococcus Aureus) is the most widely known and the most dangerous at this time.

        MRSA attacks without discrimination hitting the young, old and the weak, it gets into the wounds of patients or infects them by skin or oral infection. This bug can be brought into the hospital by visitors, nurses, on clothing, on boxes etc, and it multiplies and moves from ward to ward and patient to patient.
If undetected before an operation it can kill even the healthiest individual.

        The British National Health service provides a good example because it keeps records going back to the 1940s and its procedures are similar to other health services around the world.

Open Wounds:

        The current management of open wound infections in a clinical setting comprises a clinical diagnosis of the infection, the taking of a tissue specimen or wound swab (essentially wiping a cotton bud across the wound and placing it in a transport medium), and placing the patient on a broad cover of antibiotic medications. The swab is then sent to the laboratory and cultured for 2-5 days before the results can be obtained (5 days is nearer the detection time of M.R.S.A 'super bug'), the antibiotics may need to be changed depending on the swab results.

        In the current climate one of the major health problems is resistant bacteria, M.R.S.A being one, but other more serious strains are around the corner. M.R.S.A can shutdown wards and even hospitals and can delay the transfer of patients between wards and hospitals, as swab screening can take 5 days. This means patients are kept in isolation or the referring hospital until the process is completed.

The scale of the problem:

        Chronic wounds are a major drain on resources, and here is just one example; around 1% of the population will suffer from leg ulcers that become recurrently infected. According to the British National Health service, this generates around 1-4 million operations per year with a potential wound infection rate of 1%, MRSA and other antibiotic resistant bacteria are on the rise and these figure which already cost tens of millions of pounds will rise as well as causing an increasing demand on nurses and beds.

Problems with current systems

*       diagnosis takes too long
*       the swab result often is not available within 48 hours
*       taking of swab is operator dependent
*       swabs are often contaminated rending them useless
*       giving "best given antibiotic" is not accurate
*       over use of antibiotics is the main cause of M.R.S.A

        If we are successful in raising the funds to develop this, then we believe that there is a large marketplace for such a product.

        At present MRSA and the "super bugs" cost the British National Health service hundreds of millions of pounds per year in addition to the suffering and deaths of patients. Our intention is to try and raise funds and find a partner who specializes in supplying high tech products to the NHS and is willing to work with us on developing and implementing such a product. We have not yet identified a partner although we have interchanged ideas with a number of medical companies but none have signed any contracts. To save development time we would utilize the existing Nanotechnology that is been designed to combat terrorist germ warfare in detecting the super bugs. We believe that by doing so we could detect the superbugs in minutes or hours as opposed to the current process which takes days.. This would reduce costs and free up funds for other areas of medication. No research by Professor Gorbunov on this has been undertaken except to build a theoretical mathematical model to test the feasibility of such an undertaking. The company and Dr.
Gorbunov believe that the results were promising.   Some of the
benefits of such a technology would be:

For the Patient:
*       more appropriate treatment
*       less pain and suffering
*       less time off work
*       less time in hospitals

For Hospitals:
*       reduced or better use of staff in microbiology laboratories
*       reduced bed occupancy
*       less medical costs
*       savings in antibiotics
*       less nursing time needed
*       rapid screening
*       managed use of theaters

For Doctors:
*       targeted treatments
*       rapid diagnosis
*       less time searching for results

For Countries:
* reduced antibiotic usage (most governments are campaigning to reduce the use)
*       less  antibiotic resistant bacteria
* reduce the countries medical resources, freeing them up to do other work

Asset tracking
Intelligent Tracking

        Knowing the location of people and objects like trucks, tanks, cars, bio and molecular detectors can be very important and knowing if they move without your authority is also very important. Being able to track an object so if it moves within its zone it is tracked and if it goes outside its zone an alarm is raised via mobile phone, or land phone, to a computer or an handheld device like a PDA is very useful in combating crime and managing objects. Comnytell Ltd. makes this type of product. If Comnytell is not willing to license this technology to us we will try to find an alternative source. There is no guarantee that we could and if we do not then this will affect the ability of the company to reach any revenue this would reduce the ability of the company to continue.

        These type of units, from all manufacturers are based upon off the shelf technology. They use GSM, GPS and GPRS as used in most mobile phones available today (see definition below). Using this standard off the shelf technology to locate people, objects the same way they are used by the telephone companies to find a mobile phone to re-route a call to an individual.


        GSM   Global System for Mobile communications: the second generation digital technology originally developed for Europe but which now has in excess of 81 per cent of the world market. Initially developed for operation in the 900MHz band and subsequently modified for the 850, 1800 and 1900MHz bands

        GPS - Global Positioning System; a location system based on a constellation of US Department of Defense satellites. Depending on the number of satellites visible to the user it can provide accuracies down to tens of meters. Now being incorporated as a key feature in an increasing number of handsets

        GPRS - General Packet Radio Service: standardized as part of GSM Phase 2+, GPRS represents the first implementation of packet switching within GSM, which is a circuit switched technology. GPRS offers theoretical data speeds of up to 115kbit/s using multi-slot techniques. GPRS is an essential precursor for 3G as it introduces the packet switched core required for Universal Mobile Telecommunications System.

Why Surveillance Technology

Surveillance Technology

        As the world is increasingly being terrorized, the need to protect our borders and institutions also increases. We believe that this increases the need to for products which can assist in surveillance.

        Presently most CCTV cameras are the simple analog types because they are inexpensive and available in large numbers. The draw back of analog is that the quality is poor and the stop/start transmission system used by almost all the suppliers doesn't allow the slow motion needed to view the transfer of objects between people. If these systems could be viewed as DVD transmission then all the criticism mentioned would no longer be valid.

        We have been looking for a company that can convert the transmission streams from Analog into Digital (DVD) in real time without having to modify the camera.

        At InfoSec London 2002 we met SA Limited, which was demonstrating such a product. SA Limited informed us that they wish to sell the product and not license it. To use this technology we will have to go back to them after we have completed this process and are trading on OTC and in receipt of the citywide funds and have the technology independently valued. If we are unsuccessful in acquiring this technology then we would have to try and find an alternative.


PATENTS AND TRADEMARKS

	Where appropriate, we will seek patent or trademark protection for the products or technologies we develop or introduce. However, there can be no assurance that patents or trademarks will issue from any of our future applications. As of the date of this prospectus, we have not filed for any trademarks or patents and do not own any trademarks or patents.

SUPPLIERS/PARTNERS

	We intend to bring our products to market by entering into
license agreements or joint development ventures.   We anticipate that
at least some of our future products will be manufactured in the United States, Europe or Asia. We are in the process of identifying potential partners for license agreements or joint development ventures that we will be able to approach regarding manufacturing our future products. We would ideally like a company that could both manufacture and distribute any products we eventually have but as yet have not had any discussion on this front. We have only approached one company regarding manufacture of any future products. This company is based in mainland China. Our discussions were preliminary and no written or verbal agreements were reached. We will keep looking for partners and expect to have many preliminary meetings before we find the right partners

MARKETING

    	We intend to market our products by license agreements or joint marketing partners.

COMPETITION

        The markets in which we plan to do business will be highly competitive, and are already served by two well-established and well-financed companies, Lockheed Martin which already supplies Biological detection products to the US market and Smiths Industries which already supplies Biological detection products to the UK and Europe. These competitors have significantly greater financial and marketing resources than we have. This will give them and their products an advantage in the marketplace.

        We believe that the future principal factors affecting the market place are product innovation and accuracy.

EMPLOYEES

	As of the date of this prospectus we have three employees.   Of
these employees, two serve in management positions as full time employees and one serves in administration on a part time basis.
*       COO works from his home in the US.
*       CEO works from premises owned by the CEO in the UK.
*       The admin staff works form the same premises as the CEO in the UK.


CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND/FINANCIAL DISCLOSURE.

	We have had no disagreements with our accountants on accounting and financial disclosure.

Item 2.  DESCRIPTION OF PROPERTIES

        Our principal office facility is presently located in space owned by our President. We are not presently incurring any rent expenses associated with this space. Our President has orally agreed to supply this space until we receive funding sufficient to support rent of other space. We anticipate relocating to other office space within 60 days of receipt of funding. If we require additional time to locate offices our president will continue to supply this space until such time arises that we can find office space at the low cost.

        At the premises owned by the president, he has allocated office space that comprises 200 square feet of space with two computer systems, two printers, high speed Internet access, two fax machines, two telephones lines, power, lighting etc. If need be the President would supply space for as long as the company needs it, to achieve its objectives.



Item 3.  LEGAL PROCEEDINGS

	We are not party to any legal proceedings as of the date of this prospectus.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.


PART II.

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

      	There is currently no public trading market for our Common
Stock.

      	As of June 21, 2004 there were 98 holders of record of Common Stock.

      	The Company has never paid a dividend on its common stock. It is the Company's present policy to retain all earnings to provide funds for the future growth of the Company.

Recent Sales Of Unregistered Securities

	The following information is furnished with regard to all securities sold by us within the past three years that were not registered under the Securities Act. The issuances described hereunder were made in reliance upon the exemptions from registration set forth in
Section 4(2) of the Securities Act or Rule 504 of Regulation D of the Securities Act. None of the foregoing transactions involved a distribution or public offering.

        Other than shares issued to founders or pursuant to the share exhange agreement with Atlantic Security Limited, all shares were sold to friends and family of our officers to raise operating capital. Officers individually contacted friends and family to discuss the Company's business plans. Although not all of the purchasers were considered sophisticated investors, all investors were given access to corporate books and records as well as the ability to ask questions of
the company's management.    No general solicitation or advertising
was used in approaching the investors. All shares issued have been and will remain restricted and may not be transferred unless and until the effectiveness of this registration statement or pursuant to another applicable exemption.


Date               Name                  # of Shares(1)  Total Price
----------------------------------------------------------------------
May 15, 2003       Terence Sullivan          9,600,000       $*
December 9, 2003   William Elett             1,600,000       $96,000
May 15, 2003       E-N Corp                  1,400,000       $*
May 15, 2003       William Duncan Swartz     1,000,000       $*
September 26, 2003 Oliver Cassell            400,000         $10,000
May 15, 2003       Alan Coe                  400,000         $*
May 15, 2003       Dravrar                   400,000         $*
May 15, 2003       Judy Fishman and
                   Michael Fishman JTTEN     400,000         $*
May 15, 2003       Alan Gibson               400,000         $*
May 15, 2003       James Christopher Holmes  400,000         $*
May 15, 2003       Daniela. Lapuste          400,000         $*
May 15, 2003       Kwan Lam Ng               400,000         $*
May 15, 2003       Howard Smith              400,000         $*
May 15, 2003       Thomas Harrison           340,000         $*
May 15, 2003       Watson Dave International 300,000         $*
May 15, 2003       Thomas Gryzmala           60,000          $*
May 15, 2003       Greg Chan                 12,000          $*
May 15, 2003       Ulfat Kiani               8,000           $*
August 17, 2003    Jacky Barker              4,000           $100
August 17, 2003    Kevin Barker              4,000           $100
August 17, 2003    George Chaliss            4,000           $100
August 17, 2003    Margaret Chan             4,000           $100
August 17, 2003    Dorothy Cornwell          4,000           $100
August 17, 2003    John H. Cornwell Jr.      4,000           $100
August 17, 2003    John H. Cornwell III      4,000           $100
August 17, 2003    Sarah Cornwell            4,000           $100
August 17, 2003    Jon Evans                 4,000           $100
August 17, 2003    Mo Lan Lo                 4,000           $100
August 17, 2003    Ian Macpherson            4,000           $100
August 17, 2003    Sarah Macpherson          4,000           $100
August 17, 2003    Baldeep Namas             4,000           $100
August 17, 2003    Mandeep Namas             4,000           $100
August 17, 2003    Perminder Namas           4,000           $100

August 17, 2003    Ravi Namas                4,000           $100
August 17, 2003    Chau Lam Ng               4,000           $100
August 17, 2003    Lam Fai Ng                4,000           $100
August 17, 2003    Oi Ling Lee Ng            4,000           $100
August 17, 2003    Sau Chun Ng               4,000           $100
August 17, 2003    Gurpreet Sahota           4,000           $100
August 17, 2003    Rani K. Sahota            4,000           $100
August 17, 2003    Surinder Sahota           4,000           $100
August 17, 2003    Tom Sit                   4,000           $100
August 17, 2003    Hardev Kaur Sodhi         4,000           $100
August 17, 2003    Helen Sodhi               4,000           $100
August 17, 2003    Rajvir Singh Sodhi        4,000           $100
August 17, 2003    Ranjit Sodhi              4,000           $100
August 17, 2003    Mark Sullivan             4,000           $100
August 17, 2003    Hon Wae Wong              4,000           $100
August 17, 2003    Pui Chun wong             4,000           $100
August 17, 2003    Kong Yau                  4,000           $100
August 17, 2003    Teresa Yau                4,000           $100
August 17, 2003    Tung Mei Yau              4,000           $100
May 15, 2003       Janet Ann Sullivan        1,200           $*
May 15, 2003       Sarah Janet Holmes        800             $*


* issued in exchange for shares in Atlantic Security Limited.
ASL shareholders received 400 shares of our common stock for each share of ASL previously held.

(1) The number of shares referenced above for each shareholder are subsequent to a 4 for 1 stock split.

Additionally, pursuant to a consulting agreement entered into on September 29, 2002, the company has the contractual obligation to issue to Mr. Niall Duggan a total of 1,000,000 shares of its common stock. Mr. Duggan consulted the company in the areas of business development, investor introduction and products.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION

        The following is a discussion of our results of operations and our liquidity and capital resources. To the extent that our analysis contains statements that are not of a historical nature, these statements are forward-looking statements, which involve risks and uncertainties. See "Special Note Regarding Forward-Looking Statements". The following should be read in conjunction with our Consolidated Financial Statements and the related Notes included elsewhere in this filing.

Results and Plan of Operations
---------------------------------

	For the period from inception through March 31, 2004 no revenue was generated. On May 15, 2003, we consummated an agreement with Atlantic Security Limited, a United Kingdom corporation, pursuant to which Atlantic Security Limited exchanged all of its then issued and outstanding shares of common stock for approximately 80% of our common
stock.   As a result of the agreement, the transaction was treated for accounting purposes as a recapitalization by the accounting acquirer (Atlantic Security Limited).

	Below we discuss our plan of operations using two separate assumptions or scenarios. In the first, we assume that we will not raise funding or commence full operations. In the second, we assume that we do commence full operations.

Can we  satisfy our cash requirement over the next twelve months?

     	Our existing employees previously agreed to defer receipt of all salaries until we raised a minimum of $100,000. Although we have now raised such amount, members of our management have agreed to continue deferring receipt of all or a portion of their salaries or converting such amounts into shares of our common stock. Our principal executive and administrative offices are located in space that is owned by our Chief Executive Officer.

        Our COO has agreed to convert his outstanding salary into restricted shares of our common stock at market share rate once the company has been approved for quotation. Our CEO has agreed to continue to abstain from receiving a salary for the time being and is reviewing with the board this status every thirty days. Neither officer has signed an agreement regarding these issues. Unless formally waived in the future, we will owe our employees accrued wages based on their employment agreements. The amount due to the employees at March 31, 2004 is $174,500.

  	As of May 31, 2004 we had $20,090 in cash on deposit in the bank. We have assumed that if we do not commence our anticipated operations and that our officers continue to abstain from receiving a salary, we will need approximately $1,500 per month to remain operational.

        Assuming we do not commence our anticipated operations, our currently anticipated future cash requirements are for funding the preparation and filing of quarterly reports with the Securities and Exchange Commission. Based on our historical data this is around $2,300.00 per quarter or for a full twelve month period $9,200.00. This figure is included in the $1,500.00 per month figure to remain operational. Our outgoings for a full twelve months would be $13,200.00 and the company has budgeted for a year the sum of $18,000.00

        Two shareholders advanced $3,360.00 on demand loans to Atlantic Security Ltd before the share exchange with us. These loans were for start up costs associated with setting up the company. Both shareholders have expressed a desire not to redeem these within the next twelve months. However, there are no contracts or agreements with either of these shareholders. If we had to repay these loans in the next twelve months it would not reduce our ability to run the company for twelve months.

Will the company have to raise further funding over the next twelve months?

        If we do not commence our anticipated operations we will not need to raise any extra funds to survive the next twelve months.

     	Management believes that, though its independent auditors have expressed substantial doubt about our ability to continue as a going concern, due to our minimal cash requirements and the cooperation of our employees in deferring salary and advancing loans to the company to cover operational expenses, assuming that we do not commence our anticipated operations or receive the $5,500,000 from Citywide Management Services we will be able to satisfy our cash requirements for at least the next twelve months.

        We would not invest any funds in any development project or in any marketing efforts over the next twelve months under the conditions mentioned above although we would offer advice. We have no plant or equipment, so write off costs, depreciation, etc do not apply.


        We have been able to keep our operating expenses to a minimum by operating in space owned by our Chief Executive Officer and are only paying for internet access, homepage maintenance, consumables, mobile communications and necessary travel. These expenses have been included in the $1,500.00 monthly budget

Are we expecting significant changes in the number of employees over the next twelve months?

        Under the conditions mentioned above there would be no changes in employees over the next twelve months.

Plan of Operations
------------------

        Please be aware that our independent auditor has expressed substantial doubt about our ability to continue as a going concern and believes that our ability to continue as such is dependent on our ability to implement our business plan, raise capital and generate revenues. We have executed a contract with Citywide Management Services that provides that Citywide will invest $5,500,000 into the company over approximately a ten-month period commencing upon the approval of our shares for quotation on the Over the Counter Bulletin
Board and the assignment of a trading symbol.   Citywide will purchase
shares at a price equal to seventy percent (70%) of the average of the closing bid price of our common stock for the ten days preceding the closing for such purchase.

        This company's board of directors and its predecessors has had no connection nor are they in any way affiliated to Citywide Management, its directors or any person working for Citywide Management.


        The following discussion assumes that we start operations and receive funding from Citywide Management Services. Below we have included a time line to facilitate your understanding of our historical operations. We have also included a road map to show our anticipated operations and plan for achieving revenue.


        Following our receipt of funding, our operations will initially focus on solidifying our operational infrastructure. We anticipate that the number of employees would be increased from its present number through the addition of

1)	Professor Gorbunov: Technology Development Officer. He will
work as a paid consultant with the company using 60% of his time with the rest of his time devoted to the university. He has indicated to us that if we exercise the option then he will become a full time employee.

2)	Sales Staff:  Commission-paid sales personnel will be engaged to represent our developed and licensed products to a distributor versus direct marketing channel.
It is our intent to incur sales expense only when sales are secured. A sale is defined as a signed agreement with a distributor to receive payment for product delivered to the distributor. A sales commission will be paid when the delivery is made.

3)	Administrative Staff: Initially, there will be one
administrative staff person based in the UK assisting the CEO, who is also based in the UK. As our business develops, a small number of secretarial and administrative personnel will be hired.

        We currently operate from space owned by Mr. Sullivan. In the USA Mr. Smith works from his home. As the company develops, appropriate commercial office space may be leased. Efforts will be made to secure office space in the United States as a part of an alliance contract.


Historical Time-line.

        Atlantic Security Limited was formed in September 2002 to attempt to commercialize certain technology being developed by Professor Boris
Gorbunov of Middlesex University.  From inception through December
2002 Atlantic Security Limited negotiated an option agreement with Professor Gorbunov which was executed on December 30, 2002 and which now provides us with an option to acquire his technology.

        Because Atlantic Security Limited believed that Professor Gorbunov's technology would take significant time and funding to bring to market management contemporaneously began searching for other technology to acquire or license that could be more easily brought to market.
Management identified several technology areas that it believed offer substantial growth prospects and during this search process identified and met with several entities, including Comnytell Ltd and SA Ltd.
Among the ways in which Atlantic Security Limited searched for opportunities was by attending the Information Security Exhibition in London in September 2002.

        We executed a distributor agreement with Comnytell on December 9, 2002. The agreement required that we pay a license fee equal to 20,000 pounds sterling. We were unable to raise funding for the required payment and Comnytell terminated the agreement in March 2003.

        Having contracted with Professor Gorbunov and identified other promising technologies Atlantic Security Limited began searching for potential investors to fund the company's business plan. This search resulted in Citywide Management Services informing the company that if it became a publicly trading company in the United States that it would be willing to provide funding for execution of the business plan.

        In an effort to become publicly trading in the United States Atlantic Security Limited consummated a share exchange agreement with us in May
2003. In August 2003 we entered into a written agreement with Citywide through which they agreed to invest $500,000 into our company. Since that time our efforts have been primarily focused on achieving such publicly trading status.

        In February 2004 Professor Gorbunov agreed to extend the exercise date under the option agreement to March 2005. And on June 2, 2004
Citywide agreed to increase its investment to $5,500,000.

        Assuming that we are approved for quotation on the Over the Counter Bulletin Board we will receive the investment from Citywide Management Services. This will allow us to implement our full business plan by:

1) Running seminars to introduce the company to organizations that potentially could develop products in which we might be interested.

2) Negotiating a license agreement with Comnytell to acquire their technology.

3)	Attending exhibitions like InfoSec and have an exhibition
stand presence.

4)	Attempting to negotiate a satisfactory contract for the
purchase of SA Limited.'s technology

5)	Revisiting the companies that have expressed interest over the last two years and update them on our progress.

6)	Initiating marketing and sales efforts, including approaching corporations we see as potential customers and conducting demonstrations of the tracking product in the hope of generating early sales.

7)      Executing Professor Gorbunov's option agreement.

8)	Identifying a number of partners capable and willing to
develop the Bio and Nano Technology and other technologies that we acquire or license.

        In the first year the costs will be taken up by salaries, travel (including hotels and associate expenses), accountant fees, legal fees, office expenses and the other general expenses associated with establishing a new company as well as building a company infrastructure. These costs would be covered by funds received pursuant to our contract with Citywide.


Item 7.  FINANCIAL STATEMENTS

    	The Financial Statements are included with this report commencing on page F-1.


Item 8.  CHANGES IN ACCOUNTANTS AND DISAGREEMENTS WITH
ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.



Item 8A.  CONTROLS AND PROCEDURES

	The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief
Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

        As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief
Financial Officer concluded that the Company's disclosure controls and procedures were effective. Subsequent to the date of this evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, and no corrective actions taken with regard to significant deficiencies or material weaknesses in such controls.



PART III.

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


Our directors and executive officers are:
-----------------------------------------


Name                        Age    Position                   Director Since
-----------------------------------------------------------------------------

Terence Sullivan            54     President, principal       2003
                                   executive officer
                                   and Chairman

James Christopher Holmes    56     Director                   2003

Henry Howard Smith          62     Chief Operating Officer    2003
                                   and Director


Gregory Chan                48     Principal Financial Officer


Terence Sullivan has served as our President, principal executive officer and Chairman since June 2003. Mr. Sullivan has approximately twenty-seven years of experience in the management and growth of companies with a focus on telecommunications and security. From September 2002 through June 2003 he served as the CEO of Atlantic Security Limited, which consummated a share exchange with us on May 15, 2003. After retiring from December 2000 through May 2001, Mr. Sullivan joined Open-Mobile Ltd, a mobile phone application and design company. From May 2001 until August 2001 as its CEO. From December 1999 until December 2000, he was employed by CyberSafe, Inc., which sold security software to Deutsch Bank UBS/WDR, CS and Daimler/Chrysler. He retired from CyberSafe as the Chairman of its European Division. From December 1998 until December 1999 he ran his own corporation, Wits Ltd, which was a sales and marketing support company selling security software.

James Christopher Holmes has served as a director since the merger on May 15 2003. Mr. Holmes has 35 years of experience in the area of (information Technology). From 2002-present day Chris started his own company, which is a consulting company and he uses this company to advise and consultant to the UK organization for local government, and individual local government organizations. Here he advises on the use of technology in delivering services to the community and government. The organizations that take his advice include civil defense, law enforcement and social services. 1999-2002 Chris was Deputy Director of IT for the British Government Cabinet Office where he advised the Prime minister and ministers on the use of technology in government and government departments. These departments included ministry of defence looking after defence of the realm and Government Cipher Head Quarters of the UK (GCHQ)and US listening and counter intelligence organization where he oversaw procurement. Chris retired from this position mid 2002. 1974 to 1999 Chris has spent over twenty-five years working in British Telecomm Plc. He started as a manager and the last five years he was head of Procurement at British Telecommunications and looked after a budget of over 2.5 billion pounds. Chris Holmes is an experienced government consultant who has worked for several Central government departments, agencies, local authorities and the IT services industry.

His management experience inside BT over the twenty five-Years includes:

*       Building Sales, Service and Marketing initiatives across the four
BT Regions
*       UK, Europe, Americas, Asia. Marketing of Visual Services,
Messaging, EDI, Network Management Services
*       Broadband and networked Groupware services to BTs Global
Customers.
*       Managed the Marketing R&D Budgets.
* Represented Global Customers interests in the management of BTs Intellectual Property Rights and managed the global portfolio of trademarks and names.
* Marketing input to the development of electronic trading interfaces with BTs customers.

Established the BT Network and Systems Architecture and is a Member of the Society of Manufacturing Engineers (US).


Henry Howard Smith has served as our Chief Operating Officer since October 2003. Mr. Smith has over 35 years of experience in information technology. From June 2001 through October 2003 he served as President of HMS, LLC, a business and technology consulting entity at which he developed consulting engagements designed to increase product value, solve productivity issues and assess merger and acquisition candidates. Between February 2001 and May 2001 he served as the Vice President of Marketing and Business Development for Flag Telecom Holdings, Ltd., a global fiber optic cable company that constructs broadband services for telecommunications carriers and business enterprises. Between June 1993 and October 2000 he served British Telecommunications PLC as a Vice President and General Manager
- Global Outsourcing Solutions. While at British Telecommunications, his responsibility was to plan and implement a company to outsource the information technology infrastructure of multinational corporations.

Gregory Chan, although not one of our employees, has served as our Chief Financial Officer since May 2003. Mr. Chan brings with him 20 years experience in diverse managerial roles in multi-national corporations in the telecom and IT industry. He is currently employed with MCI WorldCom EMEA where he has been serving as a Global Account Manager since April 2001. From October 2000 through January 2001 he served in Cidera, Inc., a media content distribution network provider, as the Vice President of International Commercial Operations. From January 2000 through October 2000 he served as the Director of International Business Development for Teligent Inc. a wireless local access network provider. From July 1999 through January 2000 he was the CEO of Europe for Compose System Limited, a printing systems developer. For approximately ten years prior to that he was with Cable & Wireless PLC in various managerial positions including Senior Manager, Business Development, Manager Mergers & Acquisitions and Manager Corporate Management Accounting, Mr. Chan is a qualified Chartered Accountant and he holds a B.Sc. degree in Business Economics

Directors' Remuneration

Our directors are presently not compensated for serving on the board of directors.

Item 10. EXECUTIVE COMPENSATION

Summary Compensation Table

	The following table sets forth the total compensation paid to or accrued for the year ended March 31, 2004 and for the period from September 6, 2002 (Inception) through March 31, 2003 to our President.

Annual Compensation




                                                         Other        Restricted    Securities                    All
    Name and                                            Annual          Stock       Underlying     LTIP          Other
Principal Position      Year     Salary     Bonus     Compensation     Awards        Options      Payouts    Compensation
------------------      ----     ------     -----     ------------    ----------    ----------    -------    ------------

Terence Sullivan,
President                2004     $124,500(1)  0         0               0             0             0          0

                         2003     $0(1)        0         0               0             0             0          0



(1) Mr. Sullivan agreed to abstain from accepting any compensation during fiscal 2004 and 2003. However, we have accrued a salary of $124,500 for Mr. Sullivan in fiscal 2004.

Stock Option Grants in the past fiscal year

We have not issued any grants of stock options in the past fiscal year.


Employment Agreements

We have entered into employment agreements with certain of our key executives as follows:

        We have entered into an executive service agreement with Terence Sullivan, our Chairman, President and CEO on October 1, 2003 and which expires on Mr. Sullivan's 75th birthday on April 8, 2024 or with six months notice by the Company unless there is a change in control, which requires the Company to provide one-year notice. The agreement provides that Mr. Sullivan will receive a salary of 150,000 pounds per year as well as a car allowance equal to 12% of his salary. The agreement also calls for a bonus of 10% of our net income if we reach certain sales targets and provides for Mr. Sullivan at his option to receive a portion of his compensation in the form of shares of our common stock at a 30% discount.

	We have entered into an employment agreement with Henry Howard Smith to become the COO effective October 6, 2003 at an annual salary of $100,000. The agreement expires on Mr. Smith's 70th birthday, on September 21, 2011 or with thirty days notice by either party.


Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth information regarding beneficial ownership of our common stock as of the date of this prospectus and as adjusted to reflect the sale of all shares which may potentially be sold in connection with this registration statement, by (i) those shareholders known to be the beneficial owners of more than five percent of the voting power of our outstanding capital stock, (ii) each director, and (iii) all executive officers and directors as a group:


Name and Address of            Number of       Percent
Beneficial Owner(1)            Shares Owned    Owned
--------------------           -------------   -----------

Terence Sullivan                9,600,000       41.63%

Chris Holmes                    400,000         1.73%

Howard Smith                    400,000         1.73%

Gregory Chan                    12,000          *

Teddy Plaisted Elett, Trustee   1,600,000       6.94%
Under Agreement dated August 7,
1992 FBO Teddy Plaisted Elett (2)
PO Box 771240
Naples, FL  34107

E-N Corp(3)                      1,400,000      6.07%
PO Box 146
Stevenage Herts
SG1 1FT
United Kingdom

Niall Duggan                     1,945,000(4)   8.44%
Kinloch
Old Leighlin Road
Cloydagh
Carlow
Southern Ireland


All Directors and Officers as
a Group (4 persons)              10,412,000      45.16%
----------------------------

* Indicates less than 1%
(1)	Unless otherwise indicated, the address of the beneficial owner should be considered the same as the company's principal business address.
(2) The Trust is controlled by Teddy Plaisted Elett, an accredited investor, who has deposited the acquired shares into such Trust.
(3)     The controlling shareholder of E-N Corp. is Ranjit Sodhi.
Mr. Ranjit Sodhi also owns 4,000 shares directly, which are not included in the amounts shown above.
(5) Includes 1,000,000 shares of our common stock that we are contractually obligated to issue but have not issued as of the date of this report.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        We were founded by Ms. Shelly Goldstein in December 1999. Ms. Goldstein originally held approximately 90% of our outstanding common stock. On May 15, 2003, we consummated an agreement with Atlantic Security Limited, a United Kingdom corporation, pursuant to which Atlantic Security Limited paid $30,000 to Shelly Goldstein, who was then our majority shareholder and exchanged all of its then issued and outstanding shares of common stock for 15,922,000 shares of our common stock, representing approximately 80% of our outstanding common stock. Ms. Goldstein is no longer affiliated with us in any way.

        Mrs. J A Sullivan is married to Mr. T Sullivan who is the
President and CEO.

        Mrs. S J Holmes is married to Mr. J C Holmes who is a Non
Executive Director.

        Margaret Chan is the sister of Mr. Gregory Chan the Company Secretary and CFO.

        Mark Sullivan is the Son of Mr. T Sullivan who is the President and CEO.

        Ranjit Sodhi is related to Rajvir Singh Sodhi who is his mother, Hardev Kaur Sodhi who is his uncle and Helen Sodhi who is his Sister none of the shares held by theses parties are attributed to Ranjit Sodhi.

Item 13. EXHIBITS AND REPORTS ON FORM 8-K

        No Reports on Form 8-K were filed during the last quarter of the period covered by this report.


Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     	The Company paid audit fees to its independent certified public accountant, Webb & Company, P.A. in the amount of $12,139and $0 for the year ended March 31, 2004 and for the period from September 6, 2002 (inception) to March 31, 2003 respectively. There were no fees paid to the independent certified public accountant for tax and other services for these periods.

                    ATLANTIC SECURITY, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF MARCH 31, 2004

                    ATLANTIC SECURITY, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE COMPANY)



                                   CONTENTS
                                   --------


PAGE  1          INDEPENDENT AUDITORS' REPORT

PAGE  2          CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 2004

PAGE  3          STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS FOR
                 THE YEAR ENDED MARCH 31, 2004 (CONSOLIDATED) AND FOR
                 THE PERIOD FROM SEPTEMBER 6, 2002 (INCEPTION) TO
                 MARCH 31, 2003 AND FOR THE PERIOD FROM SEPTEMBER 6,
                 2002 (INCEPTION) TO MARCH 31, 2004 (CONSOLIDATED)

PAGE  4          STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY FOR
                 THE PERIOD FROM SEPTEMBER 6, 2002 (INCEPTION) TO
                 MARCH 31, 2004 (CONSOLIDATED)

PAGE  5          STATEMENT OF CASH FLOWS FOR THE YEAR ENDED MARCH 31,
                 2004 (CONSOLIDATED) AND FOR THE PERIOD FROM SEPTEMBER
                 6, 2002 (INCEPTION) TO MARCH 31, 2003 AND FOR THE
                 PERIOD FROM SEPTEMBER 6, 2002 (INCEPTION) TO MARCH
                 31, 2004 (CONSOLIDATED)

PAGES  6 - 12    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------

To the Board of Directors of:
Atlantic Security, Inc. and Subsidiary
(A Development Stage Company)

We have audited the accompanying consolidated balance sheet of Atlantic Security, Inc. and subsidiary (a development stage company) as of March 31, 2004, and the related statements of operations and comprehensive loss, changes in stockholders' deficiency and cash flows for the year ended March 31, 2004 (consolidated) and for the period from September 6, 2002 (inception) to March 31, 2003 and for the period from September 6, 2002 (inception) to March 31, 2004 (consolidated). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Pubic Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Atlantic Security, Inc. and subsidiary (a development stage company) as of March 31, 2004 (consolidated) and the results of its operations and its cash flows for the year ended March 31, 2004 (consolidated) and for the period from September 6, 2002 (inception) to March 31, 2003 and for the period from September 6, 2002 (inception) to March 31, 2004 (consolidated) in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company is in the development stage with no operations, has a negative cash flow from operations of $88,218, and a working capital and stockholders' deficiency of $155,229. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans concerning this matter are also described in Note 6. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.


WEBB & COMPANY, P.A.


/s/ Webb & Company, P.A.
------------------------

Boynton Beach, Florida
June 2, 2004

                         ATLANTIC SECURITY LIMITED
                        (A DEVELOPMENT STAGE COMPANY)
                         CONSOLIDATED BALANCE SHEET
                               MARCH 31, 2004
                              -----------------




                                    ASSETS



Cash                                             $    23,283
                                                  -----------

TOTAL ASSETS                                     $    23,283
                                                  ===========



                   LIABILITIES AND STOCKHOLDERS' DEFICIENCY



CURRENT LIABILITIES
 Accounts payable                                $       652
 Stockholder loan payable                              3,360
 Accrued officers salaries                           174,500
                                                  -----------

TOTAL LIABILITIES                                    178,512
                                                  -----------

COMMITMENTS AND CONTINGENCIES                              -


STOCKHOLDERS' DEFICIENCY


Common stock, $0.001 par value, 100,000,000
shares authorized, 23,058,000 shares issued and
outstanding                                           23,058
Additional paid in capital                           115,175
Accumulated deficit during development stage        (294,747)
Accumulated other comprehensive gain                   1,285
                                                  -----------
Total Stockholders' Deficiency                      (155,229)
                                                  -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY   $    23,283
                                                  ===========


See accompanying notes to the consolidated financial statements.

                         ATLANTIC SECURITY LIMITED
                        (A DEVELOPMENT STAGE COMPANY)
                 STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS




                                                                                 For The Period
                                        For The           For The Period             From
                                        Year Ended            From               September 6, 2002
                                        March 31,         September 6, 2002       (Inception) To
                                        2004               (Inception) To        March 31, 2004
                                        (Consolidated)    March 31, 2003         (Consolidated)
                                        --------------    ---------------        --------------
OPERATING EXPENSES
 Officer compensation                   $    174,500      $       -              $    174,500
 Consulting and professional fees             96,589              -                    96,589
 General and administrative                   20,939             2,915                 23,854
                                        --------------    ---------------        --------------
   Total Operating Expenses                  292,028             2,915                294,943


LOSS FROM OPERATIONS                        (292,028)           (2,915)              (294,943)


OTHER INCOME
 Interest income                                 196              -                       196
                                        --------------    ---------------        --------------

Provision for Income Taxes                      -                 -                      -
                                        --------------    ---------------        --------------

NET LOSS                                    (291,832)           (2,915)              (294,747)


OTHER COMPREHENSIVE INCOME
 Foreign currency translation gain             1,268                17                  1,285
                                        --------------    ---------------        --------------

COMPREHENSIVE LOSS                      $   (290,564)     $     (2,898)          $   (293,462)
------------------                      ==============    ===============        ==============

Net loss per share - basic and diluted  $      (0.01)     $       -              $      (0.01)
                                        ==============    ===============        ==============

Weighted average number of
shares outstanding during the
period - basic and diluted                20,815,370        15,922,000              19,044,517
                                        ==============    ===============        ==============



See accompanying notes to the consolidated financial statements.

                      ATLANTIC SECURITY, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENT OF STOCKHOLDERS' DEFICIENCY
      FOR THE PERIOD FROM SEPTEMBER 6, 2002 (INCEPTION) TO MARCH 31, 2004







                                                                              Accumulated
                                          Common Stock                      Deficit During     Other
                                       -------------------    Additional     Development    Comprehensive   Subscription
                                        Shares      Amount   Paid-In Capital     Stage        Income        Receivable     Total
                                       ---------   --------  ---------------  -----------  -------------   ------------  ---------


Stock issued to founders
($0.00005 per share)                  15,922,000  $ 15,922    $   (15,134)    $     -     $     -         $    (788)     $     -


Other comprehensive income                   -          -              -             -           17              -              17


Net loss for the period from
September 6, 2002
(inception) to March 31, 2003                -          -              -          (2,915)        -               -          (2,915)

Comprehensive loss                           -          -              -             -           -               -          (2,898)
                                       ----------  ---------   ------------    ----------- ---------       ----------     =========
Balance, March 31, 2003                15,922,000    15,922        (15,134)       (2,915)        17             (788)       (2,898)

Proceeds from subscription
receivable                                   -          -              -             -           -               788           788

Stock issued in reverse merger          4,000,000      4,000         (3,955)          -           -               -             45

Stock issued for cash
($0.025 per share)                       536,000        536         12,864           -           -                -         13,400

Stock issued for services
($0.025 per share)                     1,000,000      1,000         24,000           -           -               -          25,000

Stock issued for cash
($0.06 per share)                      1,600,000      1,600         94,400           -           -               -          96,000

Other comprehensive gain                     -          -              -             -         1,268             -           1,268

In-kind contribution of property             -          -            3,000           -           -               -           3,000

Net loss for year ended March 31, 2004       -          -              -        (291,832)        -               -        (291,832)
                                                                                                                          ---------

Comprehensive loss                           -          -              -             -           -               -        (290,564)
                                       ----------  ---------   ------------    -----------  ---------       ----------    =========

BALANCE, MARCH 31, 2004
(CONSOLIDATED)                        23,058,000  $ 23,058    $   115,175     $(294,747)   $  1,285        $    -        $(155,229)
===========================           ===========  =========   ============    ===========  =========       ==========    =========


     See accompanying notes to consolidated financial statements

                      ATLANTIC SECURITY, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS




                                                             For The             For The
                                            For The Year     Period From         Period From
                                               Ended         September 6, 2002   September 6, 2002
                                            March 31, 2004   (Inception) To      (Inception) to
                                            (Consolidated)    March 31, 2003     March 31, 2004
                                                                                 (Consolidated)
                                            -------------    -----------------   -----------------


CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                    $  (291,832)      $     (2,915)      $    (294,747)
 Adjustments to reconcile net loss to
  net cash used in operating  activities:
   Stock issued to consultants for services       25,000                -                25,000
   In-kind contribution of property                3,000                -                 3,000
 Changes in operating assets and liabilities:
   Accounts payable                                  652                -                   652
   Accrued expenses                              174,500                -               174,500
   Proceeds from stockholder loans                   462              2,898               3,360
                                            -------------    -----------------   -----------------
     Net Cash Used In Operating Activities       (88,218)               (17)            (88,235)
                                            -------------    -----------------   -----------------


CASH FLOWS FROM INVESTING ACTIVITIES                 -                  -                   -
                                            -------------    -----------------   -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from sale of common stock              110,233                -               110,233
                                            -------------    -----------------   -----------------
    Net Cash Provided By Financing
     Activities                                  110,233                -               110,233
                                            -------------    -----------------   -----------------

EFFECT OF EXCHANGE RATE ON CASH                    1,268                 17               1,285
                                            -------------    -----------------   -----------------

NET INCREASE IN CASH                              23,283                -                23,283


CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                           -                  -                   -
                                            -------------    -----------------   -----------------
CASH AND CASH EQUIVALENTS AT END OF
 PERIOD                                     $     23,283       $        -         $      23,283
                                            =============    =================   =================


     See accompanying notes to consolidated financial statements

                    ATLANTIC SECURITY, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF MARCH 31, 2003



NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION
------  -----------------------------------------------------------

(A) Organization and Basis of Presentation
------------------------------------------

Atlantic Security, Inc., f/k/a Warrensburg Enterprises, Inc.
(a development stage company) is a Florida corporation incorporated on December 6, 1999.

Atlantic Security Limited (a development stage company) was incorporated in the United Kingdom on September 6, 2002.
The Company plans to market security products and asset tracking software.

On May 15, 2003, Atlantic Security, Inc. consummated an agreement with Atlantic Security Limited, a United Kingdom corporation, pursuant to which Atlantic Security Limited exchanged all of its 39,805 then issued and outstanding shares of common stock for 3,980,500 (15,922,000 post split) shares or approximately 80% of the common stock of Atlantic Security, Inc. As a result of the agreement, the transaction was treated for accounting purposes as a recapitalization by the accounting acquirer (Atlantic Security Limited).

Accordingly, the financial statements include the following:

(1)	The balance sheet consists of the net assets of the
acquirer at historical cost and the net assets of the acquiree at historical cost.

(2)	The statement of operations includes the operations of
the acquirer for the periods presented and the operations of the acquiree from the date of the merger.

Activities during the development stage include developing the business plan and raising capital.

Atlantic Security, Inc. and its wholly owned subsidiary
Atlantic Security Limited are hereafter referred to as (the
"Company").

(B) Use of Estimates
--------------------

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

                    ATLANTIC SECURITY, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF MARCH 31, 2003



(C) Cash and Cash Equivalents
-----------------------------

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

(D) Foreign Currency Translation
--------------------------------

The functional currency of the Company is the British Pound. The financial statements of the Company are translated to United States dollars using year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transaction occurred. Net gains and losses resulting from foreign exchange translations are included in the statements of operations ands stockholders' equity as other comprehensive income (loss).

(E) Comprehensive Income (Loss)
-------------------------------

The foreign currency translation gain or loss resulting from the translation of the financial statements expressed in British Pounds to United States dollars is reported as other comprehensive income (loss) in the statement of operations and stockholders' deficiency.

(F) Income Taxes
----------------

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company is organized in England and no tax benefit is expected from the tax credits in the future.

(G) Fair Value of Financial Instruments
---------------------------------------

The carrying amounts of the Company's financial instruments including accounts payable approximate fair value due to the relatively short period to maturity for this instrument.

                    ATLANTIC SECURITY, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF MARCH 31, 2003



(H) Loss Per Share
------------------

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings Per Share." As of March 31, 2004 and 2003, there were no common stock equivalents.

(I) Business Segments
---------------------

The Company operates in one segment and therefore segment information is not presented.

(J) New Accounting Pronouncements
---------------------------------

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. This statement is effective for contacts entered into or modified after June 30, 2003 and all of its provisions should be applied prospectively.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, and Interpretation of ARB 51".
FIN No. 46 provides guidance on the identification of entities of which control is achieved through means other than voting rights ("variable interest entities" or "VIE's") and how to determine when and which business enterprise should consolidate the VIE (the "Primary Beneficiary"). In addition, FIN No. 46 required that both the Primary Beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. The transitional disclosure requirements of FIN No. 46 are required in all financial statements initially issued after January 31, 2003, if certain conditions are met.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. This statement is effective for contracts entered into or modified after June 30, 2003 and all of its provisions should be applied prospectively.

                    ATLANTIC SECURITY, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF MARCH 31, 2003


In May 2003, the Financial Accounting Standards Board
("FASB") issued Statement of Financial Accounting Standards
("SFAS") No. 150, "Accounting For Certain Financial
Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 changes the accounting for certain financial instruments with characteristics of both liabilities and equity that, under previous pronouncements, issuers could account for as equity. The new accounting guidance contained in SFAS No. 150 requires that those instruments be classified as liabilities in the balance sheet.

SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type includes put options and forward purchase contracts, which involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this Statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuer's shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety.

Most of the provisions of SFAS No. 150 are consistent with the existing definition of liabilities of FASB Concepts Statement No. 6, "Elements of Financial Statements". The remaining provisions of this statement are consistent with the FASB's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own shares. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003.

The adoption of these pronouncements did not have a material effect on the Company's financial position or results of operations.

NOTE 2	STOCKHOLDER LOAN
------  ----------------

During 2004 and 2003, a stockholder of the Company paid
$3,360 for operating expenses on behalf of the Company. The total loan of $3,360 is payable on demand, non-interest bearing and unsecured (See Note 5).

NOTE 3	COMMITMENTS AND CONTINGENCIES
------  -----------------------------

(A) License Agreement
---------------------

During January 2003, the Company signed an agreement under which it has a ten-month option to acquire 82% of the outstanding shares of two companies that hold intellectual property rights to the Biological Substance Detector and Molecular
Detector.  During February 2004, the Company entered into an

                    ATLANTIC SECURITY, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF MARCH 31, 2003


option to extend the agreement to March 2005. The agreement calls for the Company to make an initial payment of approximately $3,149,000 and bonus and milestone payments of approximately $4,724,000 to exercise its option. In addition, the agreement calls for the Company to pay approximately $3,149,000 in bonus payments for each of the first two sales of products using the intellectual property. As of June 2, 2004, the Company has not executed its option.

(B) Employment Agreements
-------------------------

The Company entered into an employment agreement with a stockholder to become the CEO and Chairman of the Company effective October 1, 2003 at an annual salary of $235,000. The agreement expires on the stockholders 75th birthday (in April 2024) or with six months notice by the Company unless there is a change in control, which requires the Company to provide one-year notice. The agreement also calls for a bonus of 10% of the net income of the Company if the Company reaches certain sales targets, a 12% car allowance and provides for the stockholder at his option to receive a portion of his compensation in the form of stock at a 30% discount. As of March 31, 2004, the Company has accrued $124,500 under the employment agreement.

The Company entered into an employment agreement with an individual to become the COO and President of the North American Division effective October 6, 2003 at an annual salary of $100,000. The agreement expires on the individuals 70th birthday (in September 2011) or with thirty days notice by either party. As of March 31, 2004, the Company has accrued $50,000 under the employment agreement.

NOTE 4	STOCKHOLDERS' DEFICIENCY
--------------------------------

(A) Issuance of Common Stock to Founders
----------------------------------------

During the period ended March 31, 2003, the Company issued
15,922,000 shares of common stock for cash of $788 ($0.00005 per share).

(B) Stock Issued for Cash
-------------------------

During 2004, the Company issued 536,000 shares of common stock for cash of $13,400 ($0.025 per share).

During 2004, the Company issued 1,600,000 shares of common stock for cash of $96,000 ($0.06 per share).

                    ATLANTIC SECURITY, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF MARCH 31, 2003


(C) Stock Issued for Services
-----------------------------

During 2004, the Company issued 1,000,000 shares of common stock for services valued for financial accounting purposes at $25,000 ($0.025 per share) based upon recent cash offering prices.

(D) Stock Issued in Reverse Merger
----------------------------------

On May 15, 2003, Atlantic Security, Inc. exchanged 3,980,500
(15,922,000 post split) shares of common stock for all the outstanding shares of Atlantic Security Limited (See Note
1).

(E) Common Stock Split
----------------------

On December 9, 2003, the Company declared a 4 for 1 common stock split. Per share and weighted average share amounts have been retroactively restated in the accompanying consolidated financial statements and related notes to reflect this split.

(F) In-Kind Contribution
------------------------

During 2004, the Company recorded $3,000 for the fair value of office space provided to the Company by its Chief Executive
Officer.

NOTE 5	RELATED PARTY TRANSACTIONS
------  --------------------------

Stockholders of the Company have paid $20,854 of operating expenses on behalf of the Company from inception.

NOTE 6	GOING CONCERN
------  -------------

As reflected in the accompanying financial statements, the Company is a development stage company with no revenues, has a negative cash flow from operations of $88,218, and a working capital and stockholders' deficiency of $155,229. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital and generate revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company is negotiating with capital funding sources and service providers to implement its business plan.
Management believes that actions presently being taken to raise capital and implement its business plan provides the opportunity for the Company to continue as a going concern.

                    ATLANTIC SECURITY, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF MARCH 31, 2003




NOTE 7	SUBSEQUENT EVENT
------  ----------------

The Company has received $5,500,000 in financing commitments from an investor subject to certain conditions being met by the Company. Pursuant to the terms of the financing agreement, the investor has agreed to purchase shares of common stock of the Company at 70% of the ten-day average closing bid price in minimum investments of $1,000,000. Among other conditions, the financing is contingent on the effectiveness of a Registration Statement with the Securities and Exchange Commission covering the resale of the shares. As of June 2, 2004, the Company has not received any proceeds under this commitment.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 28, 2004.

					ATLANTIC SECURITY, INC.

        By:     /s/ Terence Sullivan
           ---------------------------
		Terence Sullivan
		Principal Executive Officer,
                President and Chairman


	In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on June 28, 2004.

  /s/ Terence Sullivan		Principal Executive Officer, President
-------------------------        and Chairman
      Terence Sullivan

  /s/ Gregory Chan              Principal Financial Officer and
-------------------------        Principal Accounting Officer
      Gregory Chan

  /s/ Christopher Holmes        Director
-------------------------
      Christopher Holmes

  /s/ Howard Smith              Director
-------------------------
      Howard Smith

SECTION 906 CERTIFICATIONS

Each of the undersigned hereby certifies in his capacity as an officer of Atlantic Security, Inc.. (the "Company") that the Annual Report of the Company on Form 10-KSB for the period ended March 31, 2004 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition and the results of operations of the Company.


ATLANTIC SECURITY, INC..



        By:     /s/ Terence Sullivan
           ---------------------------
		Terence Sullivan
		Principal Executive Officer,
                President and Chairman



                /s/ Gregory Chan
           ---------------------------
                Gregory Chan
                Principal Financial Officer and
                Principal Accounting Officer


Date: June 28, 2004

                          SECTION 302 CERTIFICATIONS

I, Terence Sullivan, Chief Executive Officer of Atlantic
Security, Inc., certify that:

1. I have reviewed this annual report on Form 10-KSB of Atlantic
Security, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 28, 2004

        By:     /s/ Terence Sullivan
           ---------------------------
		Terence Sullivan
		Principal Executive Officer,
                President and Chairman

                          SECTION 302 CERTIFICATIONS

I, Gregory Chan, Chief Financial Officer of Cycle Country
Accessories Corp., certify that:

1. I have reviewed this annual report on Form 10-KSB of Atlantic
Security, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 28, 2004

        /s/ Gregory Chan
        --------------------------
        Gregory Chan
        Principal Financial Officer and
	Principal Accounting Officer