Form 10QSB
period 2004-06-30
ATLANTIC SECURITY INC
filed 2004-08-12
CIK 1102743

U.S. SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                              FORM 10-QSB

[X]  QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2004

or

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

The number of shares of the registrant's common stock, par value
$0.0001 per share, outstanding as of August 9, 2004 was 23,058,000.

                    ATLANTIC SECURITY, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE COMPANY)




                                  INDEX


Part I-- FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis or Plan of Operations

Item 3. Controls and Procedures


Part II-- OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

                    ATLANTIC SECURITY, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE COMPANY)



PART I - FINANACIAL INFORMATION


ITEM 1	FINANCIAL INFORMATION

                   ATLANTIC SECURITY, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE COMPANY)


                                  CONTENTS


PAGE 1       CONDENSED CONSOLIDATED BALANCE SHEET AS OF JUNE
             30, 2004 (UNAUDITED)


PAGE 2       CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS FOR
             THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003
             AND FOR THE PERIOD FROM SEPTEMBER 6, 2002
             (INCEPTION) TO JUNE 30,2004 (UNAUDITED)


PAGE 3-4     CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS'
             DEFICIENCY FOR THE PERIOD FROM SEPTEMBER 6, 2002
             (INCEPTION) TO JUNE 30, 2004 (UNAUDITED)


PAGE 5       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
             THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003 AND FOR THE PERIOD FROM SEPTEMBER 6, 2002 (INCEPTION) TO
             JUNE 30, 2004 (UNAUDITED)


PAGES 6 - 8  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

                    ATLANTIC SECURITY, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE COMPANY)
                    CONDENSED CONSOLIDATED BALANCE SHEET
                                JUNE 30, 2004
                              -----------------
                                  (UNAUDITED)



ASSETS
------

CURRENT ASSETS
  Cash                                                  $ 18,376
                                                         ---------

TOTAL CURRENT ASSETS                                    $ 18,376
--------------------                                     =========



LIABILITIES AND STOCKHOLDERS' DEFICIENCY
----------------------------------------


CURRENT LIABILITIES
  Accounts payable                                      $  4,525
  Accrued officers' salary                               261,750
  Stockholder loans                                        3,360
                                                         ---------

TOTAL CURRENT LIABILITIES                                269,635


COMMITMENTS AND CONTINGENCIES                                -


STOCKHOLDERS' DEFICIENCY
  Common stock, $0.001 par value, 100,000,000 shares
   authorized, 23,058,000 shares issued and outstanding   23,058
  Additional paid in capital                             115,425
  Accumulated deficit during development stage          (390,558)
  Accumulated other comprehensive gain                       816
                                                         ---------

Total Stockholders' Deficiency                          (251,259)
                                                         ---------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY          $ 18,376
                                                         =========





     See accompanying notes to condensed consolidated financial statements

                    ATLANTIC SECURITY, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE COMPANY)
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)



                                                                                For the
                                                                                Period From
                                            For The Three    For the Three      September 6, 2002
                                            Months Ended     Months Ended       (Inception) To
                                            June 30, 2004    June 30, 2003      June 30, 2004


OPERATING EXPENSES
 Stock issued for services                    $     -        $      -            $  25,000
 Officers salary                                 87,250             -              261,750
 Professional fees                                7,922             -               79,511
 Other general and administrative                   639          30,778             24,493
                                              ----------      ----------          ---------
    Total Operating Expenses                     95,811          30,778             24,493
                                              ----------      ----------          ---------
LOSS FROM OPERATIONS                            (95,811)        (30,778)          (390,754)


OTHER INCOME
 Interest income                                    -14              -                 196
                                              ----------      ----------          ---------

Net Loss Before Taxes                           (95,811)        (30,778)          (390,558)

Provision for Income Taxes                           -               -                 -
                                              ----------      ----------          ---------

NET LOSS                                        (95,811)        (30,778)          (390,558)

OTHER COMPREHENSIVE INCOME
 Foreign currency translation gain                 (469)           (116)               816
                                              ----------      ----------          ---------

COMPREHENSIVE LOSS                           $   (96,280)     $  (30,894)        $(389,742)
------------------                           ============     ===========        ==========

Net loss per share - basic and diluted       $       -        $      -           $   (0.02)
                                             ============     ===========        ==========

Weighted average number of shares
 outstanding during the period - basic
 and diluted                                  23,058,000       17,943,978        19,595,388
                                              ===========      ==========        ==========



     See accompanying notes to condensed consolidated financial statements

                      ATLANTIC SECURITY, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
             CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY FOR THE PERIOD FROM SEPTEMBER 6, 2002 (INCEPTION) TO JUNE 30, 2004
                                  (UNAUDITED)





                                                                             Accumulated
                                                                              Deficit
                                          Common Stock                        During          Other
                                       -------------------    Additional     Development  Comprehensive   Subscription
                                        Shares      Amount   Paid-In Capital     Stage        Income        Receivable     Total
                                       ---------   --------  ---------------  -----------  -------------   ------------  ---------


Stock issued to founders
($0.0001 per share)                    15,922,000  $ 15,922    $   (15,134)    $     -     $     -         $    (788)     $     -


Other comprehensive income                   -          -              -             -           17              -              17


Net loss for the period from
September 6, 2002
(inception) to March 31, 2003                -          -              -          (2,915)        -               -          (2,915)

Comprehensive loss                           -          -              -             -           -               -          (2,898)
                                       ----------  ---------   ------------    ----------- ---------       ----------     =========
Balance, March 31, 2003                15,922,000    15,922        (15,134)       (2,915)        17             (788)       (2,898)

Stock issued for shares held           4,000,000      4,000         (3,955)          -           -               -              45
by shareholders of Atlantic
Security, Inc.
($0.0001 per share)

Proceeds from subscription
receivable                                   -          -              -             -           -               788           788

Stock issued for cash
($0.025 per share)                       536,000        536         12,864           -           -           (10,027)        3,373


Stock issued for services
($0.25 per share)                      1,000,000      1,000         24,000           -           -               -          25,000


Stock issued for cash
($0.06 per share)                      1,600,000      1,600         94,400           -           -               -          96,000

Proceeds from subscription receivable        -          -              -             -           -            10,027        10,027

In-kind contribution of office space         -          -            3,000           -           -               -           3,000

Other comprehensive Income                   -          -              -             -         1,268             -           1,268

Net loss for the year
ended March 31, 2004                         -          -              -        (291,832)        -               -        (291,832)

Comprehensive loss                           -          -              -             -           -               -        (290,564)
                                       ----------  ---------   ------------    -----------  ---------       ----------     ---------

BALANCE, MARCH 31, 2004                23,058,000  $ 23,058    $   115,175     $(294,747)   $  1,285        $    -       $(155,229)

In-kind contribution of office space         -          -              250           -           -               -             250

Other comprehensive Income                   -          -              -             -          (469)            -            (469)

Net loss for the three
months ended June 31, 2004                   -          -              -         (95,811)        -               -         (95,811)

Comprehensive loss                           -          -              -             -           -               -         (96,280)
                                       ----------  ---------   ------------    -----------  ---------       ----------     ---------

BALANCE, JUNE 30, 2004                 23,058,000  $ 23,058    $   115,425     $(390,558)   $    816        $    -       $(251,259)
===========================            ==========  =========   ============    ===========  =========       ==========    =========


     See accompanying notes to condensed consolidated financial statements

                      ATLANTIC SECURITY, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                                                 For The
                                                                                 Period From
                                            For The Three    For the Three       September 6, 2002
                                            Months Ended     Months Ended        (Inception) to
                                            June 30, 2004    June 30, 2003       June 30, 2004
                                            -------------    -----------------   -----------------



CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                   $  (95,811)       $   (30,778)       $ (390,558)
  Adjustments to reconcile net loss
  to net cash used in operating
  activities:
    Stock issued for services                       -                  -              25,000
    In-kind contribution of office space            250                -               3,250
  Changes in operating assets
  and liabilities
    Increase in accounts payable                  3,873                -               4,525
    Increase in accrued officers salary          87,250                -             261,750
                                              ----------        -----------        ----------
    Net Cash Used In Operating Activities        (4,438)           (30,778)          (96,033)
                                              ----------        -----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES                -                  -                 -
                                              ----------        -----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock            -                  833           110,233
  Proceeds from stockholder loans                   -               30,887             3,360
                                              ----------        -----------        ----------
    Net Cash Provided By Operating Activities       -               31,720           113,593
                                              ----------        -----------        ----------

EFFECT OF EXCHANGE RATE ON CASH                    (469)              (116)              816
                                              ----------        -----------        ----------

NET INCREASE (DECREASE) IN CASH                  (4,907)               826            18,376

CASH AND CASH EQUIVALENTS AT BEGINNING OF
 PERIOD                                          23,283                -                 -
                                              ----------        -----------        ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD    $  18,376         $      826        $   18,376
                                              ==========        ===========        ==========


     See accompanying notes to condensed consolidated financial statements

                    ATLANTIC SECURITY, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF JUNE 30, 2004
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

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings Per Share." As of June 30, 2004 and 2003, there were no common share equivalents outstanding.

NOTE 4	STOCKHOLDERS' EQUITY

(A) Stock Issued for Cash

During the three months ended June 30, 2003, the Company issued
1,000,000 (4,000,000 post split) shares of common stock for cash of $45.

During the three months ended June 30, 2003, the Company received cash proceeds of $788 on subscriptions receivable.

During the three months ended September 30, 2003, the Company issued 536,000 (2,144,000 post split) shares of common stock for cash and subscriptions receivable of $3,373 and $10,027, respectively ($0.025 per share).

                    ATLANTIC SECURITY, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF JUNE 30, 2004
                           -----------------------
                                  (UNAUDITED)


During the three months ended December 31, 2003, the Company issued 1,600,000 shares of common stock for cash of $96,000 ($0.06 per share).

During the three months ended December 31, 2003, the Company received cash proceeds of $10,027 on subscriptions receivable.

(B) Stock Issued for Services

During the three months ended September 30, 2003, the Company issued 1,000,000 shares of common stock for services with a fair value of $25,000 ($0.025 per share).

(C) Stock Issued in Reverse Merger

On May 15, 2003, Atlantic Security, Inc. exchanged 3,980,500 (15,922,000 post split) shares of common stock for all the outstanding shares of Atlantic Security Limited.

(D) Common Stock Split

On December 9, 2003, the Company declared a 4 for 1 common stock split. Per share and weighted average share amounts have been retroactively restated in the accompanying financial statements and related notes to reflect this split.

NOTE 5	RELATED PARTY TRANSACTIONS

Stockholders of the Company paid $6,405 of operating expenses on behalf of the Company from inception.

NOTE 6	GOING CONCERN

As reflected in the accompanying condensed consolidated financial statements, the Company is a development stage company with no revenues, has a negative cash flow from operations from inception of $96,033. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise additional capital and generate revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company is negotiating with capital funding sources and service providers to implement its business plan. Management believes that actions presently being taken to raise additional capital and implement its business plan provides the opportunity for the Company to continue as a going concern.

                    ATLANTIC SECURITY, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF JUNE 30, 2004
                           -----------------------
                                  (UNAUDITED)




NOTE 7	SUBSEQUENT EVENT

During July 2004, the Company issued 100,000 shares of common stock and a warrant to purchase 300,000 shares of common stock at a price of $0.25 exercisable after a period of one year for cash of $25,000.

ITEM 2.  Management's Discussion and Analysis or Plan of Operation
         ----------------------------------------------------------

	For the period from inception through June 30, 2004 no revenue was generated. On May 15, 2003, we consummated an agreement with Atlantic Security Limited, a United Kingdom corporation, pursuant to which
Atlantic Security Limited exchanged all of its then issued and outstanding shares of common stock for approximately 80% of our common
stock.   As a result of the agreement, the transaction was treated for accounting purposes as a recapitalization by the accounting acquirer (Atlantic Security Limited).

	Below we discuss our plan of operations using two separate assumptions or scenarios. In the first, we assume that we not raise funding or commence full operations. In the second, we assume that we do commence full operations.

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

        Our COO has agreed to convert his outstanding salary into restricted shares of our common stock at market share rate once the company has been approved for quotation. Our CEO has agreed to continue to abstain from receiving a salary for the time being and is reviewing with the board this status every thirty days. Neither officer has signed an agreement regarding these issues. Unless formally waived in the future, we will owe our employees accrued wages based on their employment agreements. The amount due to the employees at June 30, 2004 is $261,750.

  	As of July 31, 2004 we had $34,878 in cash on deposit in the bank. We have assumed that if we do not commence our anticipated operations and that our officers continue to abstain from receiving a salary, we will need approximately $1,500 per month to remain operational.

        Assuming we do not commence our anticipated operations, our currently anticipated future cash requirements are for funding the preparation and filing of quarterly reports with the Securities and Exchange Commission. Based on our historical data this is around $2,300.00 per quarter or for a full twelve month period $9,200.00. This figure is included in the $1,500.00 per month figure to remain operational. Our outgoings for a full twelve months would be $13,200.00 and the company has budgeted for a year the sum of $18,000.00

        Two shareholders advanced $3,360.00 on demand loans to Atlantic Security Ltd before the share exchange with us. These loans were for start up costs associated with setting up the company. Both shareholders have expressed a desire not to redeem these within the next twelve months. However, there are no contracts or agreements with either of these shareholders. If we had to repay these loans in the next twelve months it would not reduce our ability to run the company for twelve months. These loans are interest free and the company has no leans against them.

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

        We would not invest any funds in any development project or in any marketing efforts over the next twelve months under the conditions mentioned above although we would offer advice. We have no plant or equipment, so write off costs, depreciation, etc. do not apply.

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

        Following our receipt of funding, our operations will initially focus on solidifying our operational infrastructure. We anticipate that the number of employees would be increased from its present number through the addition of:

Professor Gorbunov: Technology Development Officer. He will work as a paid consultant with the company using 60% of his time with the rest of his time devoted to the university. He has indicated to us that if we exercise our option to acquire technology he has developed then he will become a full time employee.

Sales Staff: Commission-paid sales personnel will be engaged to represent our company and to sell licensed products to a distributor versus direct marketing channel. It is our intent to incur sales expense only when sales are secured. A sale is defined as a signed agreement with a distributor to receive payment for product delivered to the distributor. A sales commission will be paid when the delivery is made.

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

Historical Time-line.

        Atlantic Security Limited was formed in September 2002 to attempt to commercialize certain technology being developed by Professor Boris
Gorbunov of Middlesex University. From inception through December 2002 Atlantic Security Limited negotiated an option agreement with Professor Gorbunov that was executed on December 30, 2002 and which now provides us with an option to acquire his technology.

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

        In February 2004 Professor Gorbunov agreed to extend the exercise date under the option agreement to February 24, 2005. And on June 2, 2004
Citywide agreed to increase its investment to $5,500,000.

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

4) Attempting to negotiate a satisfactory contract for the purchase of SA Limited's technology.

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

        The company does not know when it will have revenue generation but can only guess at dates it would like to see revenue. There can be no guarantee that we will ever achieve revenue.

Detailed Milestones to revenue

Introduction

 	The following set of mile-stones are merely assumptions put forward by the Company and the Company does not guarantee that any of these milestones may ever happen or will ever be achieved. Furthermore, the milestone dates provided are purely for illustration purposes only and the company does not guarantee or provide any warranty that any of these milestone dates will be or are achievable. The company's view is that we cannot expect any revenues before the end of 2006 beginning 2007 and for the Nano technology not before the end of 2007 beginning 2008. We have assumed that all the activity mentioned below should be completed in parallel. The milestones assume that the company is trading on the OTC

Bulletin Board by the dates mentioned below and in receipt Citywide funding of $5,500,000.

        First year starting end of October 2004 (this is not the financial year but the expected start of trading) if this date moves forward then our expected revenue dates move forward accordingly.

Asset Tracking technology

        In the year starting October 2004 the company will conduct market research to determine a list of all potential partners and initially engage a range of potential partners. Subsequently we shall shortlist, (by shortlist we mean that we will make a list of all the potential partners in this technology and reduce these to a list of three or four and from this pick the most desirable partner) and meet potential suitors and conduct various meeting over the next six months and in the end we may involve more than one potential partner company. Once we have signed off all agreements and completed all relevant payments we intend to have secured our first 'Asset Tracking' customer and by October 2006 produce revenue.

Smart camera technology

        In the year starting October 2004 the Company will conduct market research to determine a list of all potential partners and initially engage a range of potential partners. Subsequently we shall shortlist and meet potential suitors for unspecified number of times. By March 2005 we hope to draft and begin negotiating contractual agreements. This may involve more than one potential partner company. By May 2005 we hope to sign-off all agreements and by October 2005 complete all relevant payments. By March 2006 we hope to secure our first 'Smart Camera customer and by October 2006 grow the revenue base

Dr Gorbunov's Technologies

Molecular/Bio

        Assuming that the company has exercised the option and paid the initial payments and Profressor Gorbunov is on board working for the company, then by October 2004 we hope to conduct market research to determine a list of all potential partners. By October 2004 Shortlist and begin communications with a range of potential partners. By December 2004 Subsequently shortlist & meet potential suitors for unspecific number times. By March 2005 we hope to draft and begin negotiating contractual agreements. This may involve more than one potential partner company.
By May 2005 we hope to sign-off all agreements and by October 2005 sign-off all agreements March 2007 secure first customer and by October 2007 expand the revenue base.

Operational cost over the three years, represent management's best estimates given our current information.

        The company expects the cost of running offices in the Europe and the US in the first year to be $60,000 per month plus any payments arising out of any contracts executed. The second year costs are expected to rise to $100,000 per month with the third year figure being between $100,000 and $200,000 per month.

        Contracts expected to be executed in the first year include, the option agreement with Professor Gorbunov for $1,800,000 initial payment, and there could be a further payments later in the year of $1,800,000 and $900,000.

Forward Looking Statements

Certain statements in this report are forward-looking statements within the meaning of the federal securities laws. Although the Company believes that the expectations reflected in its forward-looking statements are based on reasonable assumptions, there are risks and uncertainties that may cause actual results to differ materially from expectations. These risks and uncertainties include, but are not limited to, competitive pricing pressures at both the wholesale and retail levels, changes in market demand, changing interest rates, exchange rates and adverse weather conditions that reduce sales at distributors, the risk of assembly and manufacturing plant shutdowns due to storms or other factors, and the impact of marketing and cost-management programs.

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

     Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/ 15d-14(c)] under the Exchange Act) within 90 days prior to the filing date of this report.

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

PART II - OTHER INFORMATION

There were no reportable items for Items 1 through 5.

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits

         (31.1) Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002.

         (31.2) Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002.

         (32.1) Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (32.2) Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

None.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


August 12, 2004


                                        ATLANTIC SECURITY, INC.

                                        /s/ Terence Sullivan
                                        --------------------------
                                        Terence Sullivan
                                        Principal Executive Officer

                                        /s/ Gregory Chan
                                        --------------------------
                                        Gregory Chan
                                        Principal Financial Officer