Form 10QSB
period 2004-09-30
ATLANTIC SECURITY INC
filed 2004-11-10
CIK 1102743

U.S. SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                              FORM 10-QSB

[X]  QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 2004

or

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

The number of shares of the registrant's common stock, par value $0.0001 per share, outstanding as of November 9, 2004 was 23,158,000.




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

Item 2. Changes in Securities

Item 6. Exhibits and Reports on Form 8-K








                    ATLANTIC SECURITY, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE COMPANY)



PART I - FINANACIAL INFORMATION


ITEM 1	FINANCIAL INFORMATION








                   ATLANTIC SECURITY, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE COMPANY)


                                  CONTENTS


PAGE 1       CONDENSED CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER
             30, 2004 (UNAUDITED)


PAGE 2 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
             AND FOR THE PERIOD FROM SEPTEMBER 6, 2002
             (INCEPTION) TO SEPTEMBER 30, 2004 (UNAUDITED)


PAGE 3-4     CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS'
             DEFICIENCY FOR THE PERIOD FROM SEPTEMBER 6, 2002
             (INCEPTION) TO SEPTEMBER 30, 2004 (UNAUDITED)


PAGE 5 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 AND FOR THE PERIOD FROM SEPTEMBER 6, 2002 (INCEPTION) TO
             SEPTEMBER 30, 2004 (UNAUDITED)


PAGES 6 - 8  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

                    ATLANTIC SECURITY, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE COMPANY)
                    CONDENSED CONSOLIDATED BALANCE SHEET
                              SEPTEMBER 30, 2004
                              -----------------
                                  (UNAUDITED)



ASSETS
------

CURRENT ASSETS
  Cash                                                  $ 31,454
                                                         ---------

TOTAL CURRENT ASSETS                                    $ 31,454
--------------------                                     =========



LIABILITIES AND STOCKHOLDERS' DEFICIENCY
----------------------------------------


CURRENT LIABILITIES
  Accounts payable                                      $ 17,389
  Accrued officers' salary                               349,000
  Stockholder loans                                        3,360
                                                         ---------

TOTAL CURRENT LIABILITIES                                369,749


COMMITMENTS AND CONTINGENCIES                                -


STOCKHOLDERS' DEFICIENCY
  Common stock, $0.001 par value, 100,000,000 shares
   authorized, 23,058,000 shares issued and outstanding   23,158
  Additional paid in capital                             140,575
  Accumulated deficit during development stage          (502,262)
  Accumulated other comprehensive gain                       234
                                                         ---------

Total Stockholders' Deficiency                          (338,295)
                                                         ---------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY          $ 31,454
                                                         =========





     See accompanying notes to condensed consolidated financial statements

                    ATLANTIC SECURITY, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE COMPANY)
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)



                                                                                                                 For the
                                                                                                                 Period From
                                            For The Three    For the Three      For the Six       For the Six    September 6, 2002
                                            Months Ended     Months Ended       Months Ended      Months Ended   (Inception) To
                                            September 30,    September 30       September 30,     September 30,  September 30, 2004
                                            2004             2003               2004              2003

OPERATING EXPENSES
 Stock issued for services                    $     -        $      -            $     -           $   25,000     $     25,000
 Officers salary                                 87,250             -              174,500                -            349,000
 Professional fees                               17,389             -               25,311                -             96,900
 Other general and administrative                 7,201           3,598              7,840              9,376           31,694
                                              ----------      ----------          ---------         ----------     ------------
    Total Operating Expenses                    111,840           3,598            207,651             34,376          502,594
                                              ----------      ----------          ---------         ----------     ------------
LOSS FROM OPERATIONS                           (111,840)         (3,598)          (207,651)           (34,376)        (502,594)


OTHER INCOME
 Interest income                                    136               6                136                  6              332
                                              ----------      ----------          ---------         ----------     ------------
    Total Other Income                              136               6                136                  6              332

Net Loss Before Taxes                          (111,704)         (3,592)          (207,515)           (34,370)        (502,262)

Provision for Income Taxes                           -               -                 -                  -                -
                                              ----------      ----------          ---------         ----------     ------------

NET LOSS                                       (111,704)         (3,592)          (207,515)           (34,370)        (502,262)

OTHER COMPREHENSIVE INCOME
 Foreign currency translation gain                 (582)           (109)            (1,015)              (225)             234
                                              ----------      ----------          ---------         ----------     ------------

COMPREHENSIVE LOSS                           $  (112,286)     $   (3,701)        $(208,530)         $ (34,595)     $  (502,028)
------------------                           ============     ===========        ==========         ==========     ============

Net loss per share - basic and diluted       $     (0.01)     $    (0.00)        $   (0.01)             (0.01)           (0.03)
                                             ============     ===========        ==========         ==========     ============

Weighted average number of shares
 outstanding during the period - basic
 and diluted                                  23,127,565        4,997,196        23,092,973         4,742,992       20,086,467
                                              ===========      ==========        ==========         =========       ==========



     See accompanying notes to condensed consolidated financial statements

                      ATLANTIC SECURITY, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
             CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY FOR THE PERIOD FROM SEPTEMBER 6, 2002 (INCEPTION) TO SEPTEMBER 30, 2004
                                  (UNAUDITED)





                                                                             Accumulated
                                                                              Deficit
                                          Common Stock                        During          Other
                                       -------------------    Additional     Development  Comprehensive   Subscription
                                        Shares      Amount   Paid-In Capital     Stage        Income        Receivable     Total
                                       ---------   --------  ---------------  -----------  -------------   ------------  ---------


Stock issued to founders
($0.0001 per share)                    15,922,000  $ 15,922    $   (15,134)    $     -     $     -         $    (788)     $     -


Other comprehensive income                   -          -              -             -           17              -              17


Net loss for the period from
September 6, 2002
(inception) to March 31, 2003                -          -              -          (2,915)        -               -          (2,915)

Comprehensive loss                           -          -              -             -           -               -          (2,898)
                                       ----------  ---------   ------------    ----------- ---------       ----------     =========
Balance, March 31, 2003                15,922,000    15,922        (15,134)       (2,915)        17             (788)       (2,898)

Stock issued for shares held           4,000,000      4,000         (3,955)          -           -               -              45
by shareholders of Atlantic
Security, Inc.
($0.0001 per share)

Proceeds from subscription
receivable                                   -          -              -             -           -               788           788

Stock issued for cash
($0.025 per share)                       536,000        536         12,864           -           -           (10,027)        3,373


Stock issued for services
($0.25 per share)                      1,000,000      1,000         24,000           -           -               -          25,000


Stock issued for cash
($0.06 per share)                      1,600,000      1,600         94,400           -           -               -          96,000

Proceeds from subscription receivable        -          -              -             -           -            10,027        10,027

In-kind contribution of office space         -          -            3,000           -           -               -           3,000

Other comprehensive Income                   -          -              -             -         1,268             -           1,268

Net loss for the year
ended March 31, 2004                         -          -              -        (291,832)        -               -        (291,832)

Comprehensive loss                           -          -              -             -           -               -        (290,564)
                                       ----------  ---------   ------------    -----------  ---------       ----------     ---------

BALANCE, MARCH 31, 2004                23,058,000  $ 23,058    $   115,175     $(294,747)   $  1,285        $    -       $(155,229)

In-kind contribution of office space         -          -              250           -           -               -             250

Other comprehensive Income                   -          -              -             -          (469)            -            (469)

Net loss for the three
months ended June 30, 2004                   -          -              -         (95,811)        -               -         (95,811)

Comprehensive loss                           -          -              -             -           -               -         (96,280)
                                       ----------  ---------   ------------    -----------  ---------       ----------     ---------

BALANCE, JUNE 30, 2004                 23,058,000  $ 23,058    $   115,425     $(390,558)   $    816        $    -       $(251,259)

In-kind contribution of office space         -          -              250           -           -               -             250

Stock issued for cash (0.25 per share)    100,000       100         24,900           -           -               -          25,000

Other comprehensive income                   -          -              -             -          (582)            -            (582)

Net loss for the three
months ended September 30, 2004              -          -              -        (111,704)        -               -        (111,704)
                                                                                                                          ---------

Comprehensive loss                           -          -              -             -           -               -        (112,286)
                                       ----------  ---------   ------------    -----------  ---------       ----------    =========

BALANCE, SEPTEMBER 30, 2004            23,158,000  $ 23,158    $   140,575     $(502,262)   $    234        $    -       $(338,295)
===========================            ==========  =========   ============    ===========  =========       ==========    =========


     See accompanying notes to condensed consolidated financial statements

                      ATLANTIC SECURITY, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                                                 For The
                                                                                 Period From
                                            For The Six      For the Six         September 6, 2002
                                            Months Ended     Months Ended        (Inception) to
                                            September 30,    September 30,       September 30,
                                            2004             2004                2004
                                            -------------    -----------------   -----------------



CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                   $ (207,515)       $   (34,370)       $ (502,262)
  Adjustments to reconcile net loss
  to net cash used in operating
  activities:
    Stock issued for services                       -               25,000            25,000
    In-kind contribution of office space            500                -               3,500
  Changes in operating assets
  and liabilities
    Increase in prepaid expense                     -               (1,500)              -
    Increase in accounts payable                 16,737              7,757            17,389
    Increase in accrued officers salary         174,500                -             349,000
                                              ----------        -----------        ----------
    Net Cash Used In Operating Activities       (15,778)            (3,113)         (107,373)
                                              ----------        -----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES                -                  -                 -
                                              ----------        -----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock         25,000              4,206           135,233
  Proceeds from stockholder loans, net              -                3,360             3,360
                                              ----------        -----------        ----------
    Net Cash Provided By Operating Activities    25,000              7,566           138,593
                                              ----------        -----------        ----------

EFFECT OF EXCHANGE RATE ON CASH                  (1,051)              (225)              234
                                              ----------        -----------        ----------

NET INCREASE (DECREASE) IN CASH                   8,171              4,228            31,454

CASH AND CASH EQUIVALENTS AT BEGINNING OF
 PERIOD                                          23,283                -                 -
                                              ----------        -----------        ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD    $  31,454         $    4,228        $   31,454
                                              ==========        ===========        ==========


     See accompanying notes to condensed consolidated financial statements

                    ATLANTIC SECURITY, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           AS OF SEPTEMBER 30, 2004
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

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings Per Share." As of September 30, 2004 and 2003, there were no common share equivalents outstanding.

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

                    ATLANTIC SECURITY, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           AS OF SEPTEMBER 30, 2004
                           -----------------------
                                  (UNAUDITED)


During the three months ended December 31, 2003, the Company issued 1,600,000 shares of common stock for cash of $96,000
($0.06 per share).

During the three months ended December 31, 2003, the Company received cash proceeds of $10,027 on subscriptions receivable.

During the three months ended September 30, 2004, the Company issued 100,000 shares of common stock and a warrant to purchase 300,000 shares of common stock at a price of $0.25 exercisable for a period of one year for cash of $25,000
($0.25 per share). The shares were exempt from registration under section 4(2) of the Securities Act.

(B) Stock Issued for Services

During the six months ended September 30, 2003, the Company issued 1,000,000 shares of common stock for services with a fair value of $25,000 ($0.025 per share).

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

Stockholders of the Company paid $6,360 of operating expenses on behalf of the Company from inception.

NOTE 6	GOING CONCERN

As reflected in the accompanying condensed consolidated financial statements, the Company is a development stage company with no revenues and has a negative cash flow from operations from inception of $107,373. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise additional capital and generate revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company is negotiating with capital funding sources and service providers to implement its business plan. Management believes that actions presently being taken to raise additional capital and implement its business plan provides the opportunity for the Company to continue as a going concern.

                    ATLANTIC SECURITY, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           AS OF SEPTEMBER 30, 2004
                           -----------------------
                                  (UNAUDITED)



NOTE 7	SUBSEQUENT EVENT

During October 2004, the Company issued 40,000 shares of common stock for cash of $10,000 ($0.25 per share).

ITEM 2.                MANAGEMENT'S PLAN OF OPERATIONS
                       -------------------------------

Results and Plan of Operations
------------------------------


     For the period from inception through September 30, 2004 no revenue was generated. On May 15, 2003, we consummated an agreement with Atlantic Security Limited, a United Kingdom corporation, pursuant to which Atlantic Security Limited exchanged all of its then issued and outstanding shares of common stock for approximately 80% of our common
stock.   As a result of the agreement, the transaction was treated for accounting purposes as a recapitalization by the accounting acquirer (Atlantic Security Limited).


     Below we discuss our plan of operations using two separate assumptions or scenarios. In the first, we assume that we not raise funding or commence full operations. In the second, we assume that we do commence full operations.

Can we  satisfy our cash requirement over the next twelve months?
-----------------------------------------------------------------


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


     Our COO has agreed to convert his outstanding salary into restricted shares of our common stock at market share rate once the company has been approved for quotation. Our CEO has agreed to continue to abstain from receiving a salary for the time being and is reviewing with the board this status every thirty days. Neither officer has signed an agreement regarding these issues. Unless formally waived in the future, we will owe our employees accrued wages based on their employment agreements. The amount due to the employees at September 30, 2004 is $349,000.


     As of October 4, 2004 we had $31,134 in cash on deposit in the bank. We have assumed that if we do not commence our anticipated operations and that our officers continue to abstain from receiving a salary, we will need approximately $1,500 per month to remain operational.


     Assuming we do not commence our anticipated operations, our currently anticipated future cash requirements are for funding the preparation and filing of quarterly reports with the Securities and Exchange Commission. Based on our historical data this is around $2,300.00 per quarter or for a full twelve month period $9,200.00. This figure is included in the $1,500.00 per month figure to remain operational. Our estimated expenses for a full twelve months would be $13,200.00 and the company has budgeted for a year the sum of $18,000.00

     Two shareholders advanced $3,360.00 on demand loans to Atlantic Security Ltd before the share exchange with us. These loans were for start up costs associated with setting up the company. Both shareholders have expressed a desire not to redeem these within the next twelve months. However, there are no contracts or agreements with either of these shareholders. If we had to repay these loans in the next twelve months it would not reduce our ability to run the company for twelve months and would not materially impact our liquidity or plan of operations. These loans are non-interest bearing and unsecured.

Will the company have to raise further funding over the next twelve months?
---------------------------------------------------------------------------

     If we do not commence our anticipated operations we will not need to raise any extra funds to survive the next twelve months.

     Management believes that, though our auditor has expressed substantial doubt about our ability to continue as a going concern, due to our minimal cash requirements and the cooperation of our employees in deferring salary and advancing loans to the company to cover operational expenses, assuming that we do not commence our anticipated operations or receive the $5,500,000 from Citywide Management Services we will be able to satisfy our cash requirements for at least the next twelve months.

     We would not invest any funds in any development project or in any marketing efforts over the next twelve months under the conditions mentioned above although we would offer advice. We have no plant or equipment, so write off costs, depreciation, etc. do not apply.

     We have been able to keep our operating expenses to a minimum by operating in space owned by our Chief Executive Officer and are only paying for internet access, homepage maintenance, consumables, mobile communications and necessary travel. These expenses have been included in the $1,500.00 monthly budget

Are we expecting significant changes in the number of employees over the next twelve months?
--------------------------------------------------------------------

     Under the conditions mentioned above there would be no changes in employees over the next twelve months.

Plan of Operations
------------------


     Please be aware that our independent auditor has expressed substantial doubt about our ability to continue as a going concern and believes that our ability to continue as such is dependent on our ability to implement our business plan, raise capital and generate revenues. We have executed a contract with Citywide Management
Services that provides that Citywide will invest $5,500,000 into the company over approximately a ten-month period commencing upon the approval of our shares for quotation on the Over the Counter Bulletin
Board and the assignment of a trading symbol.   Citywide will purchase
shares at a price equal to seventy percent (70%) of the average of the closing bid price of our common stock for the ten days preceding the closing for such purchase. We will not be registering the shares but instead intend to sell these shares pursuant to Regulation S of the Securities Act. We anticipate that these sales will result in substantial dilution to investors. Citywide has agreed to limit the amount of shares it holds to no more than 4.9% of our outstanding shares at any point.

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

Historical Time-line.
---------------------

     Atlantic Security Limited was formed in September 2002 to attempt to commercialize certain technology being developed by Professor Boris Gorbunov of Middlesex University. From inception through December 2002 Atlantic Security Limited negotiated an option agreement with Professor Gorbunov that was executed in January 2003 and which now provides us with an option to acquire his technology.


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

     We executed a distributor agreement with Comnytell on December 9, 2002. The agreement required that we pay a license fee equal to 20,000 pounds sterling (approximately $36,000 at the exchange rate on August 6, 2004). We were unable to raise funding for the required payment and Comnytell terminated the agreement in March 2003.

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

Detailed Milestones to revenue
------------------------------

Introduction
------------

     The following milestones are merely assumptions put forward by the Company and the Company does not guarantee that any of these milestones may ever happen or will ever be achieved. Furthermore, the milestone dates provided, while representing management's best estimate are purely for illustration purposes only and the company does not guarantee or provide any warranty that any of these milestone dates will be or are achievable. The company's view is that we cannot expect any revenues before the end of 2006 beginning 2007 and for the Nano technology not before the end of 2007 beginning 2008. We have assumed that all the activity mentioned below should be completed in parallel. The milestones assume that the company is trading on the OTC Bulletin Board by the dates mentioned below and is in receipt of Citywide's funding of $5,500,000.

     First year starting end of October 2004 (this is not the financial year but the expected start of trading) if this date changes then our expected revenue dates change accordingly.

Asset Tracking technology
-------------------------

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

Smart camera technology
-----------------------

     In the year starting October 2004 the Company will conduct market research to determine a list of all potential partners and initially engage a range of potential partners. Subsequently we shall shortlist and meet potential suitors for unspecified number of times. By March 2005 we hope to draft and begin negotiating contractual agreements. This may involve more than one potential partner company. By May 2005 we hope to sign-off all agreements and by October 2005 complete all relevant payments. By March 2006 we hope to secure our first 'Smart Camera customer and by October 2006 grow the revenue base.

Dr Gorbunov's Technologies
--------------------------

Molecular/Bio
-------------

     Assuming that the company has exercised the option and paid the initial payments and Profressor Gorbunov is on board working for the company, we then hope to conduct market research to determine a list of all potential partners. At that time we intend to shortlist and begin communications with a range of potential partners. Within 60 days of exercising the option, we intend to meet potential suitors for unspecific number times. By March 2005 we hope to draft and begin negotiating contractual agreements. This may involve more than one potential partner company. By May 2005 we hope to sign-off all agreements and by October 2005 sign-off all agreements March 2007 secure first customer and by October 2007 expand the revenue base.

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


PART II - OTHER INFORMATION

There were no reportable items for Item 1.

Item 2.  Changes in Securities.

(a) During the quarter ending September 30, 2004 the company sold 100,000 restricted shares of its common stock at $0.25 per share. During the quarter the company received a cash payment of $25,000 relating to this sale.

Items 3 through 5.

There were no reportable items for Items 3 through 5.

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


November 9, 2004


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