Form 10QSB
period 2004-12-31
ATLANTIC SECURITY INC
filed 2005-02-17
CIK 1102743

U.S. SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                              FORM 10-QSB

[X]  QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended December 31, 2004

or

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

The number of shares of the registrant's common stock, par value $0.0001 per share, outstanding as of February 14, 2005 was 23,198,000.




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








                   ATLANTIC SECURITY, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE COMPANY)


                                  CONTENTS


PAGE 1       CONDENSED CONSOLIDATED BALANCE SHEET AS OF DECEMBER
             31, 2004 (UNAUDITED)


PAGE 2 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2004 AND 2003
             AND FOR THE PERIOD FROM SEPTEMBER 6, 2002
             (INCEPTION) TO DECEMBER 31, 2004 (UNAUDITED)


PAGE 3-4     CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS'
             DEFICIENCY FOR THE PERIOD FROM SEPTEMBER 6, 2002
             (INCEPTION) TO DECEMBER 31, 2004 (UNAUDITED)


PAGE 5 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED DECEMBER 31, 2004 AND 2003 AND FOR THE PERIOD FROM SEPTEMBER 6, 2002 (INCEPTION) TO
             DECEMBER 31, 2004 (UNAUDITED)


PAGES 6 - 8  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

                    ATLANTIC SECURITY, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE COMPANY)
                    CONDENSED CONSOLIDATED BALANCE SHEET
                              DECEMBER 31, 2004
                              -----------------
                                  (UNAUDITED)



ASSETS
------

CURRENT ASSETS
  Cash                                                  $ 15,499
                                                         ---------

TOTAL CURRENT ASSETS                                    $ 15,499
--------------------                                     =========



LIABILITIES AND STOCKHOLDERS' DEFICIENCY
----------------------------------------


CURRENT LIABILITIES
  Accounts payable                                      $    -
  Accrued officers' salary                               436,250
  Stockholder loans                                        3,360
                                                         ---------

TOTAL CURRENT LIABILITIES                                439,610


COMMITMENTS AND CONTINGENCIES                                -


STOCKHOLDERS' DEFICIENCY
  Common stock, $0.001 par value, 100,000,000 shares
   authorized, 23,198,000 shares issued and outstanding   23,238
  Additional paid in capital                             160,495
  Accumulated deficit during development stage          (680,475)
  Accumulated other comprehensive gain                       631
                                                         ---------

Total Stockholders' Deficiency                          (424,111)
                                                         ---------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY          $ 15,499
                                                         =========





     See accompanying notes to condensed consolidated financial statements

                    ATLANTIC SECURITY, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE COMPANY)
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)



                                                                                                                 For the
                                                                                                                 Period From
                                            For The Three    For the Three      For the Nine      For the Nine   September 6, 2002
                                            Months Ended     Months Ended       Months Ended      Months Ended   (Inception) To
                                            December 31,     December 31,       December 31,      December 31,   December 31, 2004
                                            2004             2003               2004              2003

OPERATING EXPENSES
 Stock issued for services                    $     -        $      -            $     -           $   25,000     $     25,000
 Officers salary                                 87,250          87,250            261,750             87,250          436,250
 Professional fees                               10,377          34,210             35,688             38,106          107,277
 Other general and administrative                 8,589             530             16,429              6,010           40,283
                                              ----------      ----------          ---------         ----------     ------------
    Total Operating Expenses                    106,216         121,990            313,867            153,366          608,810
                                              ----------      ----------          ---------         ----------     ------------
LOSS FROM OPERATIONS                           (106,216)       (121,990)          (313,867)          (153,366)        (608,810)


OTHER INCOME
 Interest income                                      3              14                139                 20              335
                                              ----------      ----------          ---------         ----------     ------------

Net Loss Before Taxes                          (106,213)       (121,976)          (313,728)          (156,346)        (608,475)

Provision for Income Taxes                           -               -                 -                  -                -
                                              ----------      ----------          ---------         ----------     ------------

NET LOSS                                       (106,213)       (121,976)          (313,728)          (156,346)        (608,475)

OTHER COMPREHENSIVE INCOME
 Foreign currency translation gain (loss)           397          17,656               (618)            17,847              631
                                              ----------      ----------          ---------         ----------     ------------

COMPREHENSIVE LOSS                           $  (105,816)     $(104,3201)        $(314,346)         $(138,499)     $  (607,844)
------------------                           ============     ===========        ==========         ==========     ============

Net loss per share - basic and diluted       $                $                  $                      (0.01)     $
                                             ============     ===========        ==========         ==========     ============

Weighted average number of shares
 outstanding during the period - basic
 and diluted                                  23,170,174       21,701,478        23,118,800        20,055,409       20,421,811
                                              ===========      ==========        ==========        ==========       ==========



     See accompanying notes to condensed consolidated financial statements

                      ATLANTIC SECURITY, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
             CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY FOR THE PERIOD FROM SEPTEMBER 6, 2002 (INCEPTION) TO DECEMBER 31, 2004
                                  (UNAUDITED)





                                                                             Accumulated
                                                                              Deficit
                                          Common Stock                        During          Other
                                       -------------------    Additional     Development  Comprehensive   Subscription
                                        Shares      Amount   Paid-In Capital     Stage        Income        Receivable     Total
                                       ---------   --------  ---------------  -----------  -------------   ------------  ---------


Stock issued to founders
($0.0001 per share)                    15,922,000  $ 15,922    $   (15,134)    $     -     $     -         $    (788)     $     -


Other comprehensive income                   -          -              -             -           17              -              17


Net loss for the period from
September 6, 2002
(inception) to March 31, 2003                -          -              -          (2,915)        -               -          (2,915)

Comprehensive loss                           -          -              -             -           -               -          (2,898)
                                       ----------  ---------   ------------    ----------- ---------       ----------     =========
Balance, March 31, 2003                15,922,000    15,922        (15,134)       (2,915)        17             (788)       (2,898)

Stock issued for shares held           4,000,000      4,000         (3,955)          -           -               -              45
by shareholders of Atlantic
Security, Inc.
($0.0001 per share)

Proceeds from subscription
receivable                                   -          -              -             -           -               788           788

Stock issued for cash
($0.025 per share)                       536,000        536         12,864           -           -           (10,027)        3,373


Stock issued for services
($0.25 per share)                      1,000,000      1,000         24,000           -           -               -          25,000


Stock issued for cash
($0.06 per share)                      1,600,000      1,600         94,400           -           -               -          96,000

Proceeds from subscription receivable        -          -              -             -           -            10,027        10,027

In-kind contribution of office space         -          -            3,000           -           -               -           3,000

Other comprehensive Income                   -          -              -             -         1,268             -           1,268

Net loss for the year
ended March 31, 2004                         -          -              -        (291,832)        -               -        (291,832)

Comprehensive loss                           -          -              -             -           -               -        (290,564)
                                       ----------  ---------   ------------    -----------  ---------       ----------   -----------

BALANCE, MARCH 31, 2004                23,058,000  $ 23,058    $   115,175     $(294,747)   $  1,285        $    -       $(155,229)

In-kind contribution of office space         -          -              250           -           -               -             250

Other comprehensive Income                   -          -              -             -          (469)            -            (469)

Net loss for the three
months ended June 30, 2004                   -          -              -         (95,811)        -               -         (95,811)

Comprehensive loss                           -          -              -             -           -               -         (96,280)
                                       ----------  ---------   ------------    -----------  ---------       ----------   -----------

BALANCE, JUNE 30, 2004                 23,058,000  $ 23,058    $   115,425     $(390,558)   $    816        $    -       $(251,259)

In-kind contribution of office space         -          -              250           -           -               -             250

Stock issued for cash (0.25 per share)    100,000       100         24,900           -           -               -          25,000

Other comprehensive income                   -          -              -             -          (582)            -            (582)

Net loss for the three
months ended September 30, 2004              -          -              -        (111,704)        -               -        (111,704)
                                                                                                                         ----------

Comprehensive loss                           -          -              -             -           -               -        (112,286)
                                       ----------  ---------   ------------    -----------  ---------       ----------   ==========

Balance, September 30, 2004            23,158,000  $ 23,158    $   140,575     $(502,262)   $    234        $    -       $(338,295)


Stock issued for cash ($0.25 per share)    80,000        80         19,920           -           -               -          20,000

Other comprehensive income                   -          -              -             -           397             -             397

Net loss, December 31, 2004                  -          -              -        (106,213)        -               -        (106,213)
                                                                                                                         ----------

Comprehensive loss                           -          -              -             -           -               -        (105,816)
                                       ----------  ---------   ------------    -----------  ---------       ----------   ==========

BALANCE, DECEMBER 31, 2004             23,238,000  $ 23,238    $   160,495     $(608,475)   $    631             -       $  15,499
===========================            ==========  =========   ============    ===========  =========       ==========   ==========


     See accompanying notes to condensed consolidated financial statements

                      ATLANTIC SECURITY, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                                                 For The
                                                                                 Period From
                                            For The Nine     For the Nine        September 6, 2002
                                            Months Ended     Months Ended        (Inception) to
                                            December 31,     December 31,        December 31,
                                            2004             2004                2004
                                            -------------    -----------------   -----------------



CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                   $ (313,728)       $  (156,346)       $ (608,475)
  Adjustments to reconcile net loss
  to net cash used in operating
  activities:
    Stock issued for services                       -               25,000            25,000
    In-kind contribution of office space            500                -               3,500
  Changes in operating assets
  and liabilities
    Increase in prepaid expense                     -               (1,500)              -
    Increase in accounts payable                   (652)               -                 -
    Increase in accrued officers salary         261,750             87,250           436,250
                                              ----------        -----------        ----------
    Net Cash Used In Operating Activities       (52,130)           (45,596)         (143,725)
                                              ----------        -----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES                -                  -                 -
                                              ----------        -----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock         45,000            110,233           155,233
  Proceeds from stockholder loans, net              -                 (454)            3,360
                                              ----------        -----------        ----------
    Net Cash Provided By Operating Activities    45,000            109,779           158,593
                                              ----------        -----------        ----------

EFFECT OF EXCHANGE RATE ON CASH                    (654)            17,847               631
                                              ----------        -----------        ----------

NET INCREASE (DECREASE) IN CASH                  (7,784)            82,030            15,499

CASH AND CASH EQUIVALENTS AT BEGINNING OF
 PERIOD                                          23,283                -                 -
                                              ----------        -----------        ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD    $  15,499         $   82,030        $   15,499
                                              ==========        ===========        ==========


     See accompanying notes to condensed consolidated financial statements

                    ATLANTIC SECURITY, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           AS OF DECEMBER 31, 2004
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

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings Per Share." As of December 31, 2004 and 2003, there were no common share equivalents outstanding.

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

                    ATLANTIC SECURITY, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           AS OF DECEMBER 31, 2004
                           -----------------------
                                  (UNAUDITED)


During the three months ended December 31, 2003, the Company issued 1,600,000 shares of common stock for cash of $96,000
($0.06 per share).

During the three months ended December 31, 2003, the Company received cash proceeds of $10,027 on subscriptions receivable.


During the three months ended September 30, 2004, the Company issued 100,000 shares of common stock and a warrant to purchase 300,000 shares of common stock at a price of $0.25 exercisable after a period of one year for cash of $25,000 ($0.25 per share). The shares were exempt from registration under section 4(2) of the Securities Act.

During the three months ended December 31, 2004, the Company issued 80,000 shares of common stock at a price of $20,000 ($0.25 per share). The shares were exempt from registration under section 4(2) of the Securities Act.

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

NOTE 5	RELATED PARTY TRANSACTIONS

Stockholders of the Company paid $6,360 of operating expenses on behalf of the Company from inception.

NOTE 6	LICENSE AGREEMENT

The Company has entered into a new option agreement with Professor Gorbunov giving the Company the option to acquire his technology for a payment of approximately $1.17 million and an equivalent amount of shares. If Professor Gorbunov becomes an employee of the Company and remains an employee for a minimum of

                    ATLANTIC SECURITY, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           AS OF DECEMBER 31, 2004
                           -----------------------
                                  (UNAUDITED)



ten months, he will receive a second payment of approximately $1.17 million and an equivalent amount of shares. Lastly, when and if the Company achieves their first sale of product using the technology, Professor Gorbunov will receive a bonus payment of approximately $935,000 and an equivalent amount of shares.

NOTE 7	GOING CONCERN

As reflected in the accompanying condensed consolidated financial statements, the Company is a development stage company with no revenues and has a negative cash flow from operations from inception of $143,725. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise additional capital and generate revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company is negotiating with capital funding sources and service providers to implement its business plan. Management believes that actions presently being taken to raise additional capital and implement its business plan provide the opportunity for the Company to continue as a going concern.


NOTE 8  SUBSEQUENT EVENT

During January 2005, the principal stockholder of the Company loaned the Company $9,600 for operating expenses. The loan is non-interest bearing, unsecured and due on demand.

ITEM 2.                MANAGEMENT'S PLAN OF OPERATIONS
                       -------------------------------

Results and Plan of Operations
------------------------------


     For the period from inception through December 31, 2004 no revenue was generated. On May 15, 2003, we consummated an agreement with Atlantic Security Limited, a United Kingdom corporation, pursuant to which Atlantic Security Limited exchanged all of its then issued and outstanding shares of common stock for approximately 80% of our common
stock.   As a result of the agreement, the transaction was treated for accounting purposes as a recapitalization by the accounting acquirer (Atlantic Security Limited).


     Below we discuss our plan of operations using two separate assumptions or scenarios. In the first, we assume that we do not raise funding or commence full operations. In the second, we assume that we do commence full operations.

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


     Our COO has agreed to convert his outstanding salary into restricted shares of our common stock at market share rate once the company has been approved for quotation. Our CEO has agreed to continue to abstain from receiving a salary for the time being and is reviewing with the board this status every thirty days. Neither officer has signed an agreement regarding these issues. Unless formally waived in the future, we will owe our employees accrued wages based on their employment agreements. The amount due to the employees at December 31, 2004 is $436,250.


     As of February 17, 2005 we had $13,335 in cash on deposit in the bank. We have assumed that if we do not commence our anticipated operations and that our officers continue to abstain from receiving a salary, we will need approximately $1,500 per month to remain operational.


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


     In December 2004 we renegotiated our option agreement with
Professor Gorbunov.  The agreement expires on November 23, 2005.   The
agreement gives us the option to acquire his technology for a payment of 625,000 pounds sterling in cash (approximately $1.17 million at the exchange rate on January 10, 2005) and an equivalent amount of shares. If Professor Gorbunov becomes an employee of the company and remains an employee for a minimum of ten months, he will receive a second payment of 625,000 pounds sterling in cash (approximately $1.17 million at the exchange rate on January 10, 2005) and an equivalent amount of shares. Lastly, when and if we achieve our first sale of product using the technology, Professor Gorbunov will receive a "bonus" payment of 500,000 pounds sterling (approximately $935,000 at the exchange rate on January 10, 2005) and an equivalent amount of shares. Depending on the price of our shares at the time the above payments are made, these transactions could result in a change of control of the company. Audited financial statements for the acquisition of that company have been included in this registration statement and can be found following our financial statements.


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


     First year starting end of April 2005 (this is not the financial year but the expected start of trading) if this date changes then our expected revenue dates change accordingly.


Asset Tracking technology
-------------------------


     In the year starting April 2005 the company will conduct market research to determine a list of all potential partners and initially engage a range of potential partners. Subsequently we shall shortlist, (by shortlist we mean that we will make a list of all the potential partners in this technology and reduce these to a list of three or four and from this pick the most desirable partner) and meet potential suitors and conduct various meeting over the next six months and in the end we may involve more than one potential partner company. Once we have signed off all agreements and completed all relevant payments we intend to have secured our first 'Asset Tracking' customer and by April 2007 produce revenue.


Smart camera technology
-----------------------


     In the year starting April 2005 the Company will conduct market research to determine a list of all potential partners and initially engage a range of potential partners. Subsequently we shall shortlist and with meet potential suitors for an unspecified number of times. By October 2005 we hope to draft and begin negotiating contractual agreements. This may involve more than one potential partner company. By December 2005 we hope to sign-off all agreements and by April 2006 complete all relevant payments. By October 2006 we hope to secure our first 'Smart Camera customer and by June 2007 grow the revenue base.

Dr Gorbunov's Technologies
--------------------------

Molecular/Bio
-------------


     Assuming that the company has exercised the option and paid the initial payments and Profressor Gorbunov is on board working for the company, we then hope to conduct market research to determine a list of all potential partners. At that time we intend to shortlist and begin communications with a range of potential partners. Within 60 days of exercising the option, we intend to meet potential suitors for unspecific number times. By September 2005 we hope to draft and begin negotiating contractual agreements. This may involve more than one potential partner company. By November 2005 we hope to sign-off all agreements and by April 2006 sign-off all agreements, by September 2007 secure first customer and by April 2008 expand the revenue base.


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


     Contracts expected to be executed in the first year include, the option agreement with Professor Gorbunov for $1,170,000 initial payment, and there could be a further payments later in the year of $1,170,000 or beginning of the second year with a payment of $935,000 at the end of the second or in the third year (all amounts based on exchange rate at January 10, 2005).



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

Item 2.  Unregistered Sales of Securities and Use of Procees

(a) During October 2004 the company sold 40,000 restricted shares of its common stock for $10,000 and the same investor purchased an additional 40,000 restricted shares of the company's common stock for $10,000 in December 2004. The investor is resident of the United
Kingdom, had a pre-existing relationship with company management and is an accredited, sophisticated investor who had access to corporate books and records as well as the ability to ask questions of the company's management. No general solicitation or advertising was used.
Items 3 through 5.

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


February 17, 2004


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