Form 10KSB
period 2005-03-31
ATLANTIC SECURITY INC
filed 2005-07-11
CIK 1102743

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-KSB

                                  (Mark one)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2005

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT
OF 1934

For the transition period from ________ to ________

                     Commission file number: 000-28835

                            Atlantic Security Corp.
    ---------------------------------------------------------------------
                (Name of small business issuer in its charter)

                      Florida                            65-0963962
         ---------------------------------    ------------------------
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

                  Common Stock, par value $0.0001 per share
    ---------------------------------------------------------------------
                               (Title of class)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days. Yes  [X]   No [  ]

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Company's revenues for the year ended March 31, 2005 were $0.

As of March 31, 2005, the aggregate market value of the voting stock held by non-affiliates of the registrant (based on the price of $0.25c per share at which the common equity was last sold to non-affiliates) was $3,206,500.

The number of shares of the registrant's common stock, par value
$0.0001 per share, outstanding as of July 6, 2005 was 23,238,000.

Transitional Small Business Disclosure Format (check one): Yes [  ];
No [X]

PART I.

Item 1.  DESCRIPTION OF THE BUSINESS

GENERAL AND COMPANY HISTORY

	We are primarily a Marketing and Sales company focused on acquiring or licensing technologies or products from other companies and then selling such licenses or technologies to other companies. At times, when we find a technology or product in which we are interested, we intend to either: (a) offer to assist the original developer of the technology or product in making the technology or product more commercially attractive or (b) acquire or license the technology or product and then work with a third party to make such product or technology more commercially attractive. We refer to these activities as our product development. Product development will be done opportunistically with organizations that have established market objectives that may be served by technology we acquire.

	Atlantic Security, Inc. (previously named Warrensburg Enterprises, Inc.) was incorporated in the state of Florida on December 6, 1999. We were founded by Ms. Shelley Goldstein as a blank check company with the contemplated purpose to engage in mergers and
acquisitions.    Ms. Goldstein originally held approximately 90% of
our outstanding common stock. From inception through May 15, 2003 we did not engage in any active trade or business. On May 15, 2003, we consummated an agreement with Atlantic Security Limited, a United Kingdom corporation, pursuant to which Atlantic Security Limited paid $30,000 to Shelly Goldstein, who was then our majority shareholder and exchanged all of its then issued and outstanding shares of common stock for 15,922,000 shares of our common stock, representing approximately 80% of our outstanding common stock. As of the date of this Report we have not generated any revenues.

	Atlantic Security Limited ("ASL") was formed in September 2002 by Mr. Terence Sullivan to find commercial opportunities for technology developed by Professor Gorbunov of Middlesex University. In January
2003 ASL signed an agreement with Professor Gorbunov giving ASL an option to acquire the technology. In late 2002 and early 2003 ASL also began identifying other technology that it seeks to acquire or license.

        ASL began attempting to raise funding to commence operations and ultimately signed an agreement with Citywide Management Services, which has agreed to invest $5,500,000 into the company's operations subsequent to the company being approved for quotation on the OTC Bulletin Board. The investment will be made over approximately a ten-month period: 500,000 over a five-month period at $100,000 per month and then $5,000,000 over a five-month period at $1,000,000 per month. These shares will be sold to Citywide at a price equal to seventy percent (70%) of the average closing bid price for our shares during the ten days preceding each sale. In pursuit of this objective, ASL consummated the above mentioned share exchange with us on May 15,
2003.  Citywide has agreed to limit the amount of shares it holds to
no more than 4.9% of our outstanding shares at any point.   In the
event that Citywide acquires 4.9% of our shares, we will be forced to wait until they have disposed of some of the shares prior to selling additional shares to them. This may require that we lengthen the term over which we hope to receive their investment.


        We are not involved with any development cost of any of the products mentioned in this Report. To date we have only promoted these products. Even these efforts have been stopped at this time so that we may concentrate on fulfilling the conditions required for us to receive funding pursuant to our written financing agreement with Citywide Management Services.

TECHNOLOGY  DEVELOPMENT

        We intend to create an organization that values and explores new ideas and looks for technological ideas in unconventional settings.
When we find such technologies, we intend to offer to assist the holder of such technology in refining these ideas and work with outside firms to create prototypes, masters and the necessary tooling. As of the date of this Report we have not entered into any definitive discussions, negotiations, contracts or other arrangements with any third party.

    	We intend to market and sell technologies and products either from internally generated ideas or by acquiring or licensing patented technology from outside inventors. During the evaluation phase of these product developments, we will evaluate the viability of the product and whether the product can be developed and manufactured in acceptable quantities and at an acceptable cost, and whether it can be sold at a price that satisfies our profitability goals.

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

PRODUCT DEVELOPMENT

        We are not a research and development company, we acquire technologies from innovators and technology owners and take their technologies to the market place. We identify technologies of potential interest through personal contact and through our marketing activities, which include participation in relevant seminars, exhibitions and marketing ourselves through the Internet.

        The company has spent none of its own money on research and development of any of the technology mentioned in this Report or otherwise, but has devoted substantial time and effort in investigating products that are relevant to our target customer groups.

        An example of this strategy is the Bio development. All of the research and development done on this technology has been carried out
by Middlesex University and Professor Gorbunov.   The University and
Professor Gorbunov received a grant from the European Union of 6 million Euros to carry out this work in 1999.

        We have been involved in focusing the developers on the market needs as we see them and making sure that feedback from organizations that we have spoken to are reflected in the work carried out. Over the last two years we have tried to make sure the development reflected the changes in the market as we see them. All other research and development has been conducted by the owners of the products or technologies. We have acted as unpaid consultants to these companies regarding the needs we see in the hope that these will be incorporated in the different versions of the product. Thus we fill the gap between academia and the commercial market place.


TECHNOLOGIES WE HOPE TO ACQUIRE OR LICENSE

        Initially we wish to market and sell certain technology being developed by Professor Gorbunov that uses molecular and bio methods to detect substances by "sniffing" vaporized molecules in the air and on contact.

Background on the technology

        On December 19, 2001 Professor Boris Gorbunov at the Middlesex University used laboratory equipment to successfully detect a narcotic
substance by sampling the air.   The original equipment used is no way
a product or pre product and was only assembled to demonstrate that vaporized ionized particles could be detected by sampling the air. Present at this concept demonstration was Professor Gorbunov, various university staff and Mr. Keith Hellawell QPM the UK Anti-Drugs coordinator for the British Government, this was the result of ten year's research work by Professor Gorbunov.

        Since this time Professor Gorbunov has been working to build a very early stage unit (which we call alpha stage), which is a stand-alone unit that can be used to further improve the detection system. Professor Gorbunov completed this in February 2003 and since then has been working to make a demonstrable model that can be taken out of the laboratory and will still function.


        We have entered into an option agreement with Professor Gorbunov giving us the option to acquire his technology for a payment of 625,000 pounds sterling in cash (approximately $1.1 million at the exchange rate on July 5, 2005) and an equivalent amount of shares. If Professor Gorbunov becomes an employee of the company and remains an employee for a minimum of ten months, he will receive a second payment of 625,000 pounds sterling in cash (approximately $1.1 million at the exchange rate on July 5, 2005) and an equivalent amount of shares. Lastly, when and if we achieve our first sale of product using the technology, Professor Gorbunov will receive a "bonus" payment of 500,000 pounds sterling (approximately $877,000 at the exchange rate on July 5, 2005) and an equivalent amount of shares. This payment would be made once the funds of the sale are recognized as revenue. Depending on the price of our shares at the time the above payments are made, these transactions could result in a change of control of the company. The option expires in November 2005. If we do not exercise the option, at the time it expires we will be considered a blank check company and will be subject to Rule 419.

        The company also has a desire to be in the asset tracking industry. We believe that surveillance is a growth area both in Europe and the US and that technology which accomplishes "Smart Surveillance" would be highly desirable. Although we have no written agreements with any company in this area, we will actively search for a technological partner who has such technology

        Our objective over the next 24 months is to identify suitable technologies with growth potential initially in the area of security, surveillance and tracking. We aim to secure commercial rights from the owners of these types of technologies to enable us to explore the economic value of the technologies. The ways in which we will do this is set out in the Suppliers/Partners section below. We anticipate needing between 24 and 36 months before any of these technologies would produce any revenue but some of the technology may never bring in any revenue. The experience and knowledge of the management team will help us to reduce the likelihood of the latter but there is no surety that this can be avoided.


PATENTS AND TRADEMARKS

	If we acquire, license or develop products or technologies that we believe have protectable intellectual property, we will seek patent or trademark protection for such products or technologies. However, there can be no assurance that patents or trademarks will issue from any of our future applications. As of the date of this Report, we have not filed for any trademarks or patents and do not own any trademarks or patents.

SUPPLIERS/PARTNERS

        We do not intend to undertake original research and development of our own but we aim to work with suppliers (i.e. innovators and technology owners) to take their technologies to the market place. We will actively identify technologies that, from the market knowledge of the Management Team, will have a customer demand. In some cases the technology owners may come to us through personal contacts or as a result of our marketing effort.

        We will evaluate, on a case-by-case basis, the potential economic value of each technology before a decision to acquire the technology. Our evaluation process will draw heavily from the experience of the Management Team but typically it will involve one or more following,:

-	undertake market study of the technology
-	develop business model to evaluate the value of the technology
-	clearly identify the market needs that the technology will
        fulfill
-	understand the target customers' requirements

        For the technologies that are selected by the Management Team as suitable for us to take on, we will enter into discussions with the owner to acquire the technology. The typical consideration can either, be a once-off payment, or a royalty payment based on unit of sales or percentage of future income arising from the technology. We will explore our rights using one or more of the following commercial arrangements:

-	adapting the technology into products that meet specific needs of the target customer and sell the products to those
        customers;
-	enhancing the technology using third party technologies and
        sell the resultant products to the customers;
-	granting sub-licensing agreement to allow customer to explore value of the technologies and in return for royalty income or a share of revenue; or
-	entering into joint development arrangement with other parties
        (i.e. business partner) who can bring their know-how to the product development process. This arrangement will typically be on a revenue or profit sharing basis.

        Apart from our agreement with Bio Detector Co for the "sniffing" technology, we have no other definitive agreement with any parties on any of the above.

PRODUCT COMMERCIALIZATION

    	For the technologies acquired by us, we will actively market the technologies to the identified potential customers. We will work with the technology owner to develop and implement our product commercialization plan. Depending on the nature of the technology and the stage of their development, this plan may include one or more of the followings:

-	Prepare product strategy and development roadmap
-	Prepare detailed marketing plan
-	Prepare product documentation and sales collateral
-	Enter into discussions with the target customers

-	Arrange customer demonstration, evaluation or trials as
        necessary.

        After successful customer negotiation some technologies, but by no mean all, will lead to signing of commercial contracts with customers.
We will not expect to receive any income or royalty fees until the transfer of technology and other contract conditions have been completed.

COMPETITION

        The markets in which we plan to do business will be highly competitive, and are already served by well-established and well-financed companies which already supply Biological detection products to the UK and Europe. These competitors have significantly greater financial and marketing resources than we have. This will give them and their products an advantage in the marketplace.

        We believe that the future principal factors affecting the market place are product innovation and accuracy.


EMPLOYEES

	As of the date of this Report we have four employees.   Of these
employees, two serve in management positions as full time employees, one serves in a management position on an unpaid and as needed basis and one serves in administration on a part time basis.
-       COO and CFO work from their homes in the US and UK respectively
-       CEO works from premises owned by the CEO in the UK.
- The admin staff works from the same premises as the CEO in the UK. Definition of admin would be someone who did the filing, answered the phone, and kept the office supplied with the supplies needed to keep it running, i.e. paper, pens etc as well as being the secretary and personal assistant to management.



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

        At the premises owned by the president, he has allocated for office space that comprises 200 square feet of space with two computer systems, two printers, high speed Internet access, two fax machines, two telephones lines, power, lighting etc. If need be the President would supply space for as long as the company needs it, to achieve its objectives.



Item 3.  LEGAL PROCEEDINGS

	We are not party to any legal proceedings as of the date of this Report.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


PART II.

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

      	There is currently no public trading market for our Common
Stock.

      	As of July 5, 2005 there were 107 holders of record of Common Stock.

      	The Company has never paid a dividend on its common stock. It is the Company's present policy to retain all earnings to provide funds for the future growth of the Company.

Recent Sales Of Unregistered Securities

The following information is furnished with regard to all securities sold by us within the past three years that were not registered under the Securities Act. The issuances described hereunder were made in reliance upon the exemptions from registration set forth in Section 4(2) of the Securities Act or Rule 506 of Regulation D of the Securities Act. None of the foregoing transactions involved a distribution or public offering.

Other than shares issued to founders or pursuant to the share exchange agreement with Atlantic Security Limited, all shares were sold to friends and family of our officers to raise operating capital.
Officers individually contacted friends and family to discuss the Company's business plans. Although not all of the purchasers were considered sophisticated investors, all investors were given access to corporate books and records as well as the ability to ask questions of
the company's management.    No general solicitation or advertising
was used in approaching the investors. All shares issued have been and will remain restricted and may not be transferred unless and until the effectiveness of a registration statement covering such shares or pursuant to another applicable exemption.


Date               Name                  # of Shares(1)  Total Price
----------------------------------------------------------------------
May 15, 2003       Terence Sullivan          9,600,000       $*
December 9, 2003   Teddy Plaisted Elett
                   Trustee, Under Agreement
                   dated August 7, 1992      1,600,000       $96,000
May 15, 2003       E-N Corp                  1,400,000       $*
May 15, 2003       William Duncan Swartz     1,000,000       $*
September 26, 2003 Oliver Cassell            400,000         $10,000
May 15, 2003       Alan Coe                  400,000         $*
May 15, 2003       Dravrar                   400,000         $*
May 15, 2003       Judy Fishman and
                   Michael Fishman JTTEN     400,000         $*
May 15, 2003       Alan Gibson               400,000         $*
May 15, 2003       James Christopher Holmes  400,000         $*
May 15, 2003       Daniela. Lapuste          400,000         $*
May 15, 2003       Kwan Lam Ng               400,000         $*
May 15, 2003       Howard Smith              400,000         $*
May 15, 2003       Thomas Harrison           340,000         $*
May 15, 2003       Watson Dave International 300,000         $*
May 15, 2003       Thomas Gryzmala           60,000          $*
May 15, 2003       Greg Chan                 12,000          $*
May 15, 2003       Ulfat Kiani               8,000           $*
August 17, 2003    Jacky Barker              4,000           $100
August 17, 2003    Kevin Barker              4,000           $100
August 17, 2003    George Chaliss            4,000           $100
August 17, 2003    Margaret Chan             4,000           $100
August 17, 2003    Dorothy Cornwell          4,000           $100
August 17, 2003    John H. Cornwell Jr.      4,000           $100
August 17, 2003    John H. Cornwell III      4,000           $100
August 17, 2003    Sarah Cornwell            4,000           $100
August 17, 2003    Jon Evans                 4,000           $100
August 17, 2003    Mo Lan Lo                 4,000           $100
August 17, 2003    Ian Macpherson            4,000           $100
August 17, 2003    Sarah Macpherson          4,000           $100
August 17, 2003    Baldeep Namas             4,000           $100
August 17, 2003    Mandeep Namas             4,000           $100
August 17, 2003    Perminder Namas           4,000           $100

August 17, 2003    Ravi Namas                4,000           $100
August 17, 2003    Chau Lam Ng               4,000           $100
August 17, 2003    Lam Fai Ng                4,000           $100
August 17, 2003    Oi Ling Lee Ng            4,000           $100
August 17, 2003    Sau Chun Ng               4,000           $100
August 17, 2003    Gurpreet Sahota           4,000           $100
August 17, 2003    Rani K. Sahota            4,000           $100
August 17, 2003    Surinder Sahota           4,000           $100
August 17, 2003    Tom Sit                   4,000           $100
August 17, 2003    Hardev Kaur Sodhi         4,000           $100
August 17, 2003    Helen Sodhi               4,000           $100
August 17, 2003    Rajvir Singh Sodhi        4,000           $100
August 17, 2003    Ranjit Sodhi              4,000           $100
August 17, 2003    Mark Sullivan             4,000           $100
August 17, 2003    Hon Wae Wong              4,000           $100
August 17, 2003    Pui Chun wong             4,000           $100
August 17, 2003    Kong Yau                  4,000           $100
August 17, 2003    Teresa Yau                4,000           $100
August 17, 2003    Tung Mei Yau              4,000           $100
May 15, 2003       Janet Ann Sullivan        1,200           $*
May 15, 2003       Sarah Janet Holmes        800             $*
July 14, 2004      Teddy Plaisted Elett,
                   Trustee Under Agreement
                   dated August 7, 1992      100,000         $25,000
October 29, 2004   Andrew Broadhurst         40,000          $10,000
December 16, 2004  Andrew Broadhurst         40,000          $10,000


* issued in exchange for shares in Atlantic Security Limited.
ASL shareholders received 400 shares of our common stock for each share of ASL previously held.

(1) The number of shares referenced above for each shareholder are subsequent to a 4 for 1 stock split.


        Additionally, pursuant to a consulting agreement entered into on September 29, 2002, the company has the contractual obligation to issue to Mr. Niall Duggan a total of 1,000,000 shares of its common stock. Mr. Duggan consulted the company in the areas of business and product development. The compensation became due to Mr. Duggan on September 29, 2003 at which point the company owed Mr. Duggan the sum of $100,000. Mr. Duggan agreed to accept the 1,000,000 shares of common stock as full payment for the $100,000 debt conditioned upon the shares being registered on a Form S-8 registration statement subsequent to the company being approved for quotation on the Over the Counter Bulletin Board. Mr. Duggan is now deceased and it is the company's intention to ultimately issue the shares to his widow.

        In July 2004 the company sold 100,000 shares of its common stock and 300,000 warrants to purchase common stock (exercisable at a price of
$0.25 per share for a period of one year) to an existing shareholder of the company.  The shareholder is an accredited, sophisticated investor who had access to corporate books and records as well as the
ability to ask questions of the company's management.    No general
solicitation or advertising was used. All shares issued have been and will remain restricted and are not being registered by the company in its currently filed registration statement.

        During October 2004 the company sold 40,000 shares of its common stock for $10,000 and the same investor purchased an additional 40,000 shares of the company's common stock for $10,000 in December 2004.
The investor is a resident of the United Kingdom, had a pre-existing relationship with company management and is an accredited, sophisticated investor who had access to corporate books and records as well as the ability to ask questions of the company's management.
No general solicitation or advertising was used. All shares issued have been and will remain restricted and are not being registered by the company in its currently filed registration statement.

        The company has received $5,500,000 in financing commitments from an investor subject to certain conditions being met by the company.
Pursuant to the terms of the financing agreement, the investor has agreed to purchase shares of common stock of the Company at 70% of the ten-day average closing bid price in minimum investments of $1,000,000. The shares are to be issued under Regulation S registration exemption. As of July 1, 2005, the company has not received any proceeds under this commitment.

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

Results and Plan of Operations
---------------------------------

	For the period from inception through March 31, 2005 no revenue was generated. On May 15, 2003, we consummated an agreement with Atlantic Security Limited, a United Kingdom corporation, pursuant to which Atlantic Security Limited exchanged all of its then issued and outstanding shares of common stock for approximately 80% of our common
stock.   As a result of the agreement, the transaction was treated for accounting purposes as a recapitalization by the accounting acquirer (Atlantic Security Limited).

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

        Our COO has agreed to convert his outstanding salary into restricted shares of our common stock at market share rate once the company has been approved for quotation. Our CEO has agreed to continue to abstain from receiving a salary for the time being and is reviewing with the board this status every thirty days. Neither officer has signed an agreement regarding these issues. Unless formally waived in the future, we will owe our employees accrued wages based on their employment agreements. The amount that will be due to the employees at March 31, 2005 is $523,500

  	As of July 1, 2005 we had approximately $2,000 in cash on deposit in the bank. We have assumed that if we do not commence our anticipated operations and that our officers continue to abstain from receiving a salary, we will need approximately $2,500 per month to remain operational. We expect to incur expenses of approximately
$47,500 in connection with the registration of the shares. Of this amount we have already paid a total of $46,575.59.

        Assuming we do not commence our anticipated operations, our currently anticipated future cash requirements are for funding the preparation and filing of quarterly reports with the Securities and Exchange Commission. Based on our historical data this is around $2,300.00 per quarter or for a full twelve month period $9,200.00. This figure is included in the 2,500.00 per month figure to remain operational. Our estimated expenses for a full twelve months would be $13,200.00 and the company has budgeted for a year the sum of $30,000.00

        Two shareholders advanced $3,360.00 on demand loans to Atlantic Security Ltd before the share exchange with us. These loans were for start up costs associated with setting up the company. Both shareholders have expressed a desire not to redeem these within the next twelve months. However, there are no contracts or agreements with either of these shareholders. If we had to repay these loans in the next twelve months it would not reduce our ability to run the company for twelve months and would not materially impact our liquidity or plan of operations. These loans are non-interest bearing and unsecured.

Will the company have to raise further funding over the next twelve months?
---------------------------------------------------------------------------

        If we do not commence our anticipated operations we will still need to raise extra funds to survive the next twelve months.

     	Management believes that, though we have expressed substantial doubt about our ability to continue as a going concern, due to our minimal cash requirements and the cooperation of our employees in deferring salary and advancing loans to the company to cover operational expenses, assuming that we do not commence our anticipated operations or receive the $5,500,000 from Citywide Management Services we will need to raise $30,000 in order to satisfy our cash requirements for at least the next twelve months.

        We would not invest any funds in any development project or in any marketing efforts over the next twelve months under the conditions mentioned above although we would offer advice. We have no plant or equipment, so write off costs, depreciation, etc. do not apply.

        We have been able to keep our operating expenses to a minimum by operating in space owned by our Chief Executive Officer and are only paying for internet access, homepage maintenance, consumables, mobile communications and necessary travel. These expenses have been included in the $2,500.00 monthly budget

Are we expecting significant changes in the number of employees over the next twelve months?
--------------------------------------------------------------------

        Under the conditions mentioned above there would be no changes in employees over the next twelve months.

Plan of Operations
------------------

        Please be aware that our independent auditor has expressed substantial doubt about our ability to continue as a going concern and believes that our ability to continue as such is dependent on our ability to implement our business plan, raise capital and generate revenues. We have executed a contract with Citywide Management Services that provides that Citywide will invest $5,500,000 into the company over approximately a ten-month period commencing upon the approval of our shares for quotation on the Over the Counter Bulletin
Board and the assignment of a trading symbol.   Citywide will purchase
shares at a price equal to seventy percent (70%) of the average of the closing bid price of our common stock for the ten days preceding the closing for such purchase. We will not be registering the shares but instead intend to sell these shares pursuant to Regulation S of the Securities Act. We anticipate that these sales will result in substantial dilution to investors Citywide has agreed to limit the amount of shares it holds to no more than 4.9% of our outstanding shares at any point.


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

Historical Time-line.
----------------------------

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

        In December 2004 we renegotiated our option agreement with
Professor Gorbunov.  The agreement expires on November 23, 2005.   If
we do not exercise the option, at the time it expires we will be considered a blank check company and will be subject to Rule 419. The agreement gives us the option to acquire his technology for a payment of 625,000 pounds sterling in cash (approximately $1.1 million at the exchange rate on July 5, 2005) and an equivalent amount of shares. If Professor Gorbunov becomes an employee of the company and remains an employee for a minimum of ten months, he will receive a second payment of 625,000 pounds sterling in cash (approximately $1.1 million at the exchange rate on July 5, 2005) and an equivalent amount of shares. Lastly, when and if we achieve our first sale of product using the technology, Professor Gorbunov will receive a "bonus" payment of 500,000 pounds sterling (approximately $877,000 at the exchange rate on July 5, 2005) and an equivalent amount of shares. Depending on the price of our shares at the time the above payments are made, these transactions could result in a change of control of the company.

        On June 2, 2004 Citywide agreed to increase its investment to $5,500,000. On May 12, 2005 Citywide agreed to extend the term of the agreement to such time as is required for us to receive all $5,500,000.

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

Detailed Milestones to revenue

Introduction

 	The company's view is that we cannot expect any revenues before the end of 2007 beginning 2008 and for the Nano technology not before the end of 2008 beginning 2009. We have assumed that all the activity mentioned below should be completed in parallel. The milestones assume that the company is trading on the OTC Bulletin Board by the dates mentioned below and is in receipt of Citywide funding of $5,500,000.

        First year starting end of April 2006 (this is not the financial year but the expected start of trading) if this date changes then our expected revenue dates change accordingly.

Asset Tracking technology

        In the year starting 2006 the company will conduct market research to determine a list of all potential partners and initially engage a range of potential partners. Subsequently we shall shortlist, (by shortlist we mean that we will make a list of all the potential partners in this technology and reduce these to a list of three or four and from this pick the most desirable partner) and meet potential suitors and conduct various meeting over the next six months and in the end we may involve more than one potential partner company. Once we have signed off all agreements and completed all relevant payments we intend to have secured our first 'Asset Tracking' customer and by mid 2007 produce revenue.

Smart camera technology

        In the year starting April 2006 the Company will conduct market research to determine a list of all potential partners and initially engage a range of potential partners. Subsequently we shall shortlist and meet potential suitors for unspecified number of times. By third quarter 2006 we hope to draft and begin negotiating contractual agreements. This may involve more than one potential partner company. By end of 2006 we hope to sign-off all agreements and by second quarter 2007 complete all relevant payments. By fourth quarter 2007 we hope to secure our first 'Smart Camera customer and by end of second quarter 2008 grow the revenue base

Dr Gorbunov's Technologies

Molecular/Bio
-------------------

        Assuming that the company has exercised the option and paid the initial payments and Profressor Gorbunov is on board working for the company, we then hope to conduct market research to determine a list of all potential partners. At that time we intend to shortlist and begin communications with a range of potential partners. Within 60 days of exercising the option we intend to meet potential suitors for unspecific number times. By the end of the third quarter 2007 we hope to draft and begin negotiating contractual agreements. This may involve more than one potential partner company. By the middle of the fourth quarter 2007 we hope to sign-off all agreements and by the second quarter 2008 sign-off all agreements, by the middle of the third quarter 2009 secure first customer and by the second quarter
2010 expand the revenue base.

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

        Contracts expected to be executed in the first year include, the option agreement with Professor Gorbunov for $1,095,000 initial payment, and there could be a further payment later in the year of $1,095,000 or beginning of the second year with a payment of $877,000 at the end of the second or in the third year (all amounts based on exchange rate at July 5, 2005).


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

PART III.

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers




Name                        Age    Position                   Director Since
-----------------------------------------------------------------------------

Terence Sullivan            55     President, principal       2003
                                   executive officer
                                   and Chairman

James Christopher Holmes    57     Director                   2003

Henry Howard Smith          63     Chief Operating Officer    2003
                                   and Director


Gregory Chan                49     Principal Financial Officer




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

James Christopher Holmes has served as a director since the take over May 15 2003. Mr. Holmes has 35 years of experience in the area of (information Technology). From 2002-present day Chris started his own company, Syzygies Ltd which is a consulting company and he uses this company to advise and consultant to the UK organization for local government, and individual local government organizations. Here he advises on the use of technology in delivering services to the community and government. The organizations that take his advice include civil defense, law enforcement and social services. 1999-2002 Chris was Deputy Director of IT for the British Government Cabinet Office where he advised the Prime minister and ministers on the use of technology in government and government departments. These departments included ministry of defence looking after defence of the realm and Government Cipher Head Quarters of the UK (GCHQ) and the joint UK/US listening station and counter intelligence organization where he oversaw procurement. Chris retired from this position mid 2002. 1974 to 1999 Chris has spent over twenty-five years working in British

Telecomm Plc. He started as a manager and the last five years he was head of Procurement at British Telecommunications and looked after a budget of over 2.5 billion pounds. Chris Holmes is an experienced government consultant who has worked for several Central government departments, agencies, local authorities and the IT services industry.

His management experience inside BT over the twenty five-Years includes:

-       Building Sales, Service and Marketing initiatives across the four
        BT Regions
-       UK, Europe, Americas, Asia. Marketing of Visual Services,
        Messaging, EDI, Network Management Services
-       Broadband and networked Groupware services to BTs Global
        Customers.
-       Managed the Marketing R&D Budgets.
- Represented Global Customers interests in the management of BTs Intellectual Property Rights and managed the global portfolio of trademarks and names.
- Marketing input to the development of electronic trading interfaces with BTs customers.

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

Gregory Chan, has served on an unpaid, as needed basis as our Chief Financial Officer since May 2003. Mr. Chan brings with him 20 years experience in diverse managerial roles in multi-national corporations in the telecom and IT industry. Since December 2004 he has been working as an independent consultant in the area of IT/telecoms. He was employed with MCI WorldCom EMEA as a Global Account Manager from April 2001 until December 2004. From October 2000 through January 2001 he served in Cidera, Inc., a media content distribution network provider, as the Vice President of International Commercial Operations. From January 2000 through October 2000 he served as the

Director of International Business Development for Teligent Inc. a wireless local access network provider. From July 1999 through January 2000 he was the CEO of Europe for Compose System Limited, a printing systems developer. For approximately ten years prior to that he was with Cable & Wireless PLC in various managerial positions including Senior Manager, Business Development, Manager Mergers & Acquisitions and Manager Corporate Management Accounting, Mr. Chan is a qualified Chartered Accountant and he holds a B.Sc. degree in Business Economics

Directors' Remuneration

Our directors are presently not compensated for serving on the board of directors.

Item 10. EXECUTIVE COMPENSATION

Summary Compensation Table

	The following table sets forth the total compensation that has been or will be paid to or accrued for the years ended March 31, 2005, March 31, 2004 and for the period from September 6, 2002 (Inception) through March 31, 2003 to our President and to our COO for the years ended March 31, 2005 and March 31, 2004.

Annual Compensation


                                                         Other        Restricted    Securities                    All
    Name and                                            Annual          Stock       Underlying     LTIP          Other
Principal Position      Year   Salary       Bonus     Compensation     Awards        Options      Payouts    Compensation
------------------      ----   ------       -----     ------------    ----------    ----------    -------    ------------

Terence Sullivan,        2005   $249,000(1)  0         0               0             0             0          0
President                2004   $124,500(1)  0         0               0             0             0          0
                         2003   $0(1)        0         0               0             0             0          0

Henry Howard Smith,      2005   $100,000(2)  0         0               0             0             0          0
COO                      2004   $50,000(2)   0         0               0             0             0          0





(1) Mr. Sullivan agreed to abstain from accepting any of the accrued compensation under his employment agreement until the company has adequate funds available for operations. From inception through March 31, 2005, in total we will have accrued officers' salaries of $523,500 of which $373,500 will have been accrued for Mr. Sullivan.

(2) Mr. Smith agreed to abstain from accepting any of the accrued compensation under his employment agreement until the company has adequate funds available for operations. From inception through March 31, 2005, in total we will have accrued $150,000 for Mr. Smith.

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

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth information regarding beneficial ownership of our common stock as of the date of this Report by (i) those shareholders known to be the beneficial owners of more than five percent of the voting power of our outstanding capital stock, (ii) each director, and (iii) all executive officers and directors as a group:

Name and Address of			Number of		Percent
Beneficial Owner(1)			Shares Owned		Owned
--------------------------              -------------           -----------

Terence Sullivan                        9,600,000               41.32%

Chris Holmes                            400,000                  1.73%

Howard Smith                            400,000                  1.73%

Gregory Chan                            12,000                     *

Teddy Plaisted Elett, Trustee   1,700,000                        7.32%
Under Agreement dated August 7,
1992 FBO Teddy Plaisted Elett(3)
PO Box 771240
Naples, FL  34107

E-N Corp(4)                             1,400,000                6.05%
PO Box 146
Stevenage Herts
SG1 1FT
United Kingdom

Niall Duggan                            1,945,000(5)             8.44%
Kinloch
Old Leighlin Road
Cloydagh
Carlow
Southern Ireland


All Directors and Officers as
a Group (4 persons)                     10,412,000              44.96%

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

Mrs. J A Sullivan is married to Mr. Terence Sullivan who is the
President and CEO

Mrs. S J Holmes is married to Mr. James Christopher Holmes who is a Non Executive Director

Margaret Chan is the sister of Mr. Greg Chan the Company
Secretary and acting CFO

Mark Sullivan is the Son of Mr. Terence Sullivan who is the President and CEO

Ranjit Sodhi is related to Rajvir Singh Sodhi who is his mother, Hardev Kaur Sodhi who is his uncle and Helen Sodhi who is his Sister none of the shares held by theses parties are attributed to Ranjit Sodhi

Our officers have agreed to defer their salaries and through March 31, 2005 we have accrued a total of $523,500 for officer salaries.

Two shareholders have advanced loans to us totaling $3,360. The loans are non-interest bearing, unsecured and are payable on demand.

On May 15, 2003 we issued 9,600,000 shares of our common stock to Mr. Terry Sullivan in exchange for shares he held in Atlantic Security Limited. On the same date we issued 400,000 shares to each of Mr. Howard Smith and Mr. James Christopher Holmes and 12,000 shares to Mr. Greg Chan. All of these shares were also issued in exchange for shares the individual held in Atlantic Security Limited.

Item 13. EXHIBITS AND REPORTS ON FORM 8-K

        No Reports on Form 8-K were filed during the last quarter of the period covered by this report.


Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     	The Company paid audit fees to its independent certified public accountant, Webb & Company, P.A. in the amount of $13,190 and $12,139 for the years ended March 31, 2005 and 2004 respectively.
Additionally, the Company paid a total of $696 associated with its SB-2 registration statement during these periods.

                    ATLANTIC SECURITY, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF MARCH 31, 2005

                    ATLANTIC SECURITY, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE COMPANY)



CONTENTS


PAGE      1     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE      2     CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 2005

PAGE      3     CONSOLIDATED STATEMENTS OF OPERATIONS AND
                COMPREHENSIVE LOSS FOR THE YEARS ENDED MARCH 31,
                2005 AND 2004 AND FOR THE PERIOD FROM SEPTEMBER 6,
                2002 (INCEPTION) TO MARCH 31, 2005

PAGES   4 - 5   CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS'
                DEFICIENCY FOR THE PERIOD FROM SEPTEMBER 6, 2002
                (INCEPTION) TO MARCH 31, 2005

PAGE      6     CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE YEARS
                ENDED MARCH 31, 2005 AND 2004 AND FOR THE PERIOD
                FROM SEPTEMBER 6, 2002 (INCEPTION) TO MARCH 31, 2005

PAGES   7 - 12  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INDEPENDENT AUDITORS' REPORT

To the Board of Directors of:
Atlantic Security, Inc. and Subsidiary
(A Development Stage Company)

We have audited the accompanying consolidated balance sheet of Atlantic Security, Inc. and subsidiary (a development stage company) as of March 31, 2005, and the related statements of operations and comprehensive loss, changes in stockholders' deficiency and cash flows for the years ended March 31, 2005 and 2004 and for the period from September 6, 2002 (inception) to March 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Atlantic Security, Inc. and subsidiary as of March 31, 2005, and the results of its operations and its cash flows for the years ended March 31, 2005 and 2004 and for the period from September 6, 2002 (inception) to March 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company is in the development stage with no operations, has a negative cash flow from operations of $149,125 and a working capital and stockholders' deficiency of $528,655. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans concerning this matter are also described in Note 6. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.


WEBB & COMPANY, P.A.

Boynton Beach, Florida
June 1, 2005

                      ATLANTIC SECURITY, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE COMPANY)
                         CONSOLIDATED BALANCE SHEET
                               MARCH 31, 2005
                              -----------------




                                    ASSETS



Cash                                             $     9,290
                                                  -----------

TOTAL ASSETS                                     $     9,290
                                                  ===========



                   LIABILITIES AND STOCKHOLDERS' DEFICIENCY



CURRENT LIABILITIES
 Accounts payable                                $    11,085
 Stockholder loan payable                              3,360
 Accrued officers salaries                           523,500
                                                  -----------

TOTAL LIABILITIES                                    537,945
                                                  -----------

COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' DEFICIENCY


Common stock, $0.001 par value, 100,000,000
shares authorized, 23,238,000 shares issued and
outstanding                                           23,238
Additional paid in capital                           163,495
Accumulated deficit during development stage        (715,210)
Accumulated other comprehensive loss                    (178)
                                                  -----------
Total Stockholders' Deficiency                      (528,655)
                                                  -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY   $     9,290
                                                  ===========


See accompanying notes to the consolidated financial statements.

                      ATLANTIC SECURITY, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE COMPANY)
                 STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS





                                        For The           For The           For The Period
                                        Year Ended        Year Ended            From
                                        March 31,         March 31,         September 6, 2002
                                        2005              2004               (Inception) To
                                                                            March 31, 2005
                                        --------------    ---------------   -----------------
OPERATING EXPENSES
 Stock issued for services              $       -         $       -           $    25,000
 Officer compensation                        349,000           174,500            523,500
 Consulting and professional fees             52,292            96,589            123,881
 General and administrative                   19,309            20,939             43,163
                                        --------------    ---------------    --------------
   Total Operating Expenses                  420,601           292,028            715,544


LOSS FROM OPERATIONS                        (420,601)         (292,028)          (715,544)


OTHER INCOME
 Interest income                                 128               196                344
                                        --------------    ---------------    --------------

Provision for Income Taxes                      -                 -                  -
                                        --------------    ---------------    --------------

NET LOSS                                    (420,463)         (291,832)           (715,210)


OTHER COMPREHENSIVE INCOME
 Foreign currency translation gain            (1,463)            1,268                (178)
                                        --------------    ---------------    --------------

COMPREHENSIVE LOSS                      $   (421,926)     $   (290,564)       $   (715,388)
------------------                      ==============    ===============    ==============

Net loss per share - basic and diluted  $      (0.02)     $      (0.01)       $      (0.04)
                                        ==============    ===============    ==============

Weighted average number of
shares outstanding during the
period - basic and diluted                23,148,192        20,815,370          20,692,598
                                        ==============    ===============    ==============



See accompanying notes to the consolidated financial statements.

                      ATLANTIC SECURITY, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENT OF STOCKHOLDERS' DEFICIENCY
      FOR THE PERIOD FROM SEPTEMBER 6, 2002 (INCEPTION) TO MARCH 31, 2005







                                                                              Accumulated
                                          Common Stock                      Deficit During     Other
                                       -------------------    Additional     Development    Comprehensive   Subscription
                                        Shares      Amount   Paid-In Capital     Stage        Income        Receivable     Total
                                       ---------   --------  ---------------  -----------  -------------   ------------  ---------


Stock issued to founders
($0.00005 per share)                  15,922,000  $ 15,922    $   (15,134)    $     -     $     -         $    (788)     $     -


Other comprehensive gain                     -          -              -             -           17              -              17


Net loss for the period from
September 6, 2002
(inception) to March 31, 2003                -          -              -          (2,915)        -               -          (2,915)

Comprehensive loss                           -          -              -             -           -               -          (2,898)
                                       ----------  ---------   ------------    ----------- ---------       ----------     =========
Balance, March 31, 2003                15,922,000    15,922        (15,134)       (2,915)        17             (788)       (2,898)

Proceeds from subscription
receivable                                   -          -              -             -           -               788           788

Stock issued in reverse merger          4,000,000      4,000         (3,955)          -           -               -             45

Stock issued for cash
($0.025 per share)                       536,000        536         12,864           -           -                -         13,400

Stock issued for services
($0.025 per share)                     1,000,000      1,000         24,000           -           -               -          25,000

Stock issued for cash
($0.06 per share)                      1,600,000      1,600         94,400           -           -               -          96,000

Other comprehensive gain                     -          -              -             -         1,268             -           1,268



                      ATLANTIC SECURITY, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENT OF STOCKHOLDERS' DEFICIENCY
      FOR THE PERIOD FROM SEPTEMBER 6, 2002 (INCEPTION) TO MARCH 31, 2005







                                                                              Accumulated
                                          Common Stock                      Deficit During     Other
                                       -------------------    Additional     Development    Comprehensive   Subscription
                                        Shares      Amount   Paid-In Capital     Stage        Income        Receivable     Total
                                       ---------   --------  ---------------  -----------  -------------   ------------  ---------



In-kind contribution of property             -          -            3,000           -           -               -           3,000

Net loss for year ended March 31, 2004       -          -              -        (291,832)        -               -        (291,832)
                                                                                                                          ---------

Comprehensive loss                           -          -              -             -           -               -        (290,564)
                                       ----------  ---------   ------------    -----------  ---------       ----------    =========

BALANCE, MARCH 31, 2004                23,058,000  $ 23,058    $   115,175     $(294,747)   $  1,285        $    -        $(155,229)


Stock and warrants issued for cash
($0.25 per share)                         100,000      100          24,900           -           -               -           25,000

Stock issued for cash
($0.25 per share)                          80,000       80          19,920           -           -               -           20,000

In-kind contribution of property             -         -             3,500           -           -               -            3,500

Other comprehensive loss                     -         -               -             -        (1,463)            -           (1,463)

Net loss for the year
ended March 31, 2005                         -         -               -        (420,463)        -               -         (420,463)
                                                                                                                           ---------

Comprehensive loss                           -         -               -             -           -               -         (421,926)
                                       ----------  ---------   ------------    -----------  ---------       ----------     =========


BALANCE, MARCH 31, 2005
(CONSOLIDATED)                         23,238,000 $ 23,238     $   163,495     $(715,210)   $   (178)       $    -        $(528,655)
===========================           ===========  =========   ============    ===========  =========       ==========    ==========


     See accompanying notes to consolidated financial statements

                      ATLANTIC SECURITY, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS





                                             For The           For The           For The Period
                                             Year Ended        Year Ended            From
                                             March 31,         March 31,         September 6, 2002
                                             2005              2004               (Inception) To
                                                                                 March 31, 2005
                                             --------------    ---------------   -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                    $  (420,463)       $  (291,832)      $   (715,210)
 Adjustments to reconcile net loss to
  net cash used in operating  activities:
   Stock issued to consultants for services         -                25,000             25,000
   In-kind contribution of property                3,500              3,000              6,500
 Changes in operating assets and liabilities:
   Accounts payable                               10,433                652             11,085
   Accrued expenses                              349,000            174,500            523,500
                                            -------------    -----------------   -----------------
     Net Cash Used In Operating Activities       (57,53)            (88,680)          (149,125)
                                            -------------    -----------------   -----------------


CASH FLOWS FROM INVESTING ACTIVITIES                 -                  -                  -
                                            -------------    -----------------   -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from sale of common stock               45,000            110,233            155,233
 Proceeds from stockholder loans                     -                  462              3,360
                                            -------------    -----------------   -----------------
    Net Cash Provided By Financing
     Activities                                   45,000            110,695            158,593
                                            -------------    -----------------   -----------------

EFFECT OF EXCHANGE RATE ON CASH                   (1,463)             1,268               (178)
                                            -------------    -----------------   -----------------

NET INCREASE (DECREASE) IN CASH                  (13,993)            23,283              9.290


CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                        23,283               -                  -
                                            -------------    -----------------   -----------------
CASH AND CASH EQUIVALENTS AT END OF
 PERIOD                                     $      9,290      $      23,283       $      9,290
                                            =============    =================   =================


     See accompanying notes to consolidated financial statements

                    ATLANTIC SECURITY, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF MARCH 31, 2005


NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Organization and Basis of Presentation

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

                    ATLANTIC SECURITY, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF MARCH 31, 2005



(C) Cash and Cash Equivalents

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

                    ATLANTIC SECURITY, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF MARCH 31, 2005


(H) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings Per Share." As of March 31, 2005 and 2004, there were no common stock equivalents.

(I) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(J) New Accounting Pronouncements


Statement of Financial Accounting Standards ("SFAS") No.
151, "Inventory Costs - an amendment of ARB No. 43, Chapter
4"" SFAS No. 152, "Accounting for Real Estate Time-Sharing
Transactions - an amendment of FASB Statements No. 66 and
67," SFAS No. 153, "Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29," and SFAS No. 123 (revised
2004), "Share-Based Payment," were recently issued.  SFAS
No. 151, 152, 153 and 123 (revised 2004) have no current applicability to the Company and have no effect on the financial statements.

NOTE 2	STOCKHOLDER LOAN

During 2003, a stockholder of the Company paid $3,360 for operating expenses on behalf of the Company. The total loan of $3,360 is payable on demand, non-interest bearing and unsecured (See Note 5).

NOTE 3	COMMITMENTS AND CONTINGENCIES

(A) License Agreement

The Company has entered into an option agreement with Professor Gorbunov that expires on November 23, 2005 giving the Company the option to acquire his technology for a payment of approximately $1.1 million and an equivalent amount of shares based on the fair value of the shares on the date of closing. If Professor Gorbunov becomes an employee of the Company and remains an employee for a minimum of ten months, he will receive a second payment of approximately $1.1 million and an equivalent amount of shares. Lastly, when and if the Company achieves their first sale of product using the technology, Professor Gorbunov will receive a bonus payment of approximately $877,000 and an equivalent amount of shares based on the fair value of the shares on the date of closing. The acquisition will be accounted for as an asset purchase under

                    ATLANTIC SECURITY, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF MARCH 31, 2005


EITF 98-3, which requires companies that are in the development stage to be accounted for under the asset purchase method of accounting. This standard requires the Company to record the net assets acquired at fair value and that no allocation of the purchase price be allocated to goodwill. The Company will capitalize the fair value of the patents acquired under SFAS 141 Paragraph 39, which requires recognition of identifiable intangible assets if the intangible assets arise from contractual or other legal obligations. As of June 1, 2005, the option has not been exercised.

 (B) Employment Agreements

The Company entered into an employment agreement with a stockholder to become the CEO and Chairman of the Company effective October 1, 2003 at an annual salary of $235,000. The agreement expires on the stockholders 75th birthday (in April 2024) or with six months notice by the Company unless there is a change in control, which requires the Company to provide one-year notice. The agreement also calls for a bonus of 10% of the net income of the Company if the Company reaches certain sales targets, a 12% car allowance and provides for the stockholder at his option to receive a portion of his compensation in the form of stock at a 30% discount. As of March 31, 2005, the Company has accrued $373,500 under the employment agreement.

The Company entered into an employment agreement with an individual to become the COO and President of the North American Division effective October 6, 2003 at an annual salary of $100,000. The agreement expires on the individuals 70th birthday (in September 2011) or with thirty days notice by either party. As of March 31, 2005, the Company has accrued $150,000 under the employment agreement.

NOTE 4	STOCKHOLDERS' DEFICIENCY

(A) Issuance of Common Stock to Founders

During the period ended March 31, 2003, the Company issued
15,922,000 shares of common stock for cash of $788 ($0.00005 per share).

(B) Stock Issued for Cash

During 2004, the Company issued 536,000 shares of common stock for cash of $13,400 ($0.025 per share).

During 2004, the Company issued 1,600,000 shares of common stock for cash of $96,000 ($0.06 per share).

During September 2004, the Company issued 100,000 shares of common stock and a warrant to purchase 300,000 shares of common stock at a price of $0.25 exercisable after a period

                    ATLANTIC SECURITY, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF MARCH 31, 2005




of one year for cash of $25,000 ($0.25 per share). The shares were exempt from registration under section 4(2) of the Securities Act.

During December 2004, the Company issued 80,000 shares of common stock at a price of $20,000 ($0.25 per share). The shares were exempt from registration under section 4(2) of the Securities Act.

(C) Stock Issued for Services

During 2004, the Company issued 1,000,000 shares of common stock for services valued for financial accounting purposes at $250,000 ($0.25 per share) based upon recent cash offering prices.

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

(F) In-Kind Contribution

During 2005 and 2004, the Company recorded $3,500 and
$3,000, respectively, for the fair value of office space provided to the Company by its Chief Executive Officer.

(G) Capital Commitment

The Company has received $5,500,000 in financing commitments from an investor subject to certain conditions being met by the Company. Pursuant to the terms of the financing agreement, the investor has agreed to purchase shares of common stock of the Company at 70% of the ten-day average closing bid price in minimum investments of $1,000,000. The shares are to be issued under regulation S registration exemption. As of June 1, 2005, the Company has not received any proceeds under this commitment.

                    ATLANTIC SECURITY, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF MARCH 31, 2005


NOTE 5	RELATED PARTY TRANSACTIONS

Stockholders of the Company have paid $6,360 of operating expenses on behalf of the Company from inception.

NOTE 6	GOING CONCERN

As reflected in the accompanying financial statements, the Company is a development stage company with no revenues, has a negative cash flow from operations of $149,125, and a working capital and stockholders' deficiency of $528,655. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital and generate revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company is negotiating with capital funding sources and service providers to implement its business plan.
Management believes that actions presently being taken to raise capital and implement its business plan provides the opportunity for the Company to continue as a going concern.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 8, 2005.

                  ATLANTIC SECURITY, INC.

        By:       /s/ Terence Sullivan
           --------------------------------
                      Terence Sullivan
		Principal Executive Officer, President and Chairman


	In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on July 8, 2005.

  /s/ Terence Sullivan     Principal Executive Officer, President and Chairman
-------------------------
      Terence Sullivan

/s/ Gregory Chan           Principal Financial Officer and Principal Accounting
-------------------------    Officer
    Gregory Chan

/s/ Christopher Holmes     Director
-------------------------
     Christopher Holmes

/s/ Howard Smith           Director
-------------------------
     Howard Smith